Form 10-Q
period 1995-03-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 1995-05-15
CIK 802806

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 1995

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ____________________ to _______________

                  Commission File Number         0-15539

                       RIGHT MANAGEMENT CONSULTANTS, INC.
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                    23-2153729
     (State of other jurisdiction of                       (IRS Employer
      incorporation of organization)                     Identification No.)


   1818 Market Street, Philadelphia, Pennsylvania               19103
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (215) 988-1588

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes       X                        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1995:

      Common Stock, $0.01 par value                    2,639,093
               Class                                Number of Shares

                       Right Management Consultants, Inc.
                          Consolidated Balance Sheets

                                                                      March 31,           December 31,
                                                                        1995                 1994
                                                                    (Unaudited)
                                     Assets

     Current Assets:
       Cash and cash equivalents                                $    2,577,904      $       9,155,835
       Accounts receivable, trade, net of allowance for
         doubtful accounts of $964,000 and $651,000 in
         1995 and 1994, respectively                                20,091,616             14,282,604
       Royalties and fees receivable from Affiliates                 3,059,408              3,118,796
       Current portion of note receivable                              293,333                285,635
       Prepaid expenses                                              1,265,795                978,727
       Current deferred income taxes                                   630,000                621,000
                                                                    ----------             ----------
            Total current assets                                    27,918,056             28,442,597

     Property and equipment, less accumulated
       depreciation of $7,631,971 in 1995 and
       $6,977,188 in 1994                                            7,097,423              6,693,861

     Other Assets:
       Intangible assets, less accumulated amortization
         of $5,253,049 in 1995 and $4,790,230 in 1994               16,115,079             11,888,139
       Non-current deferred income taxes                               795,121                394,000
       Non-current portion of note receivable                          332,234                435,067
       Other                                                         1,108,478              1,115,247
                                                                    ----------             ----------
                                                                    18,350,912             13,832,453
                                                                    ----------             ----------
            Total Assets                                           $53,366,391            $48,968,911
                                                                   ===========            ===========

                      Liabilities and Stockholders' Equity

     Current Liabilities:
       Current portion of long-term debt and other
         obligations                                            $    4,502,691      $       2,086,357
       Accounts payable                                              4,369,479              3,354,159
       Commissions payable                                           2,717,810              2,327,706
       Accrued incentive compensation and benefits                   1,204,275              5,521,178
       Accrued redundant costs                                         834,668                976,779
       Other accrued expenses                                        1,309,374              1,779,934
       Deferred income                                               4,450,545              2,331,230
       Accrued income taxes                                            808,282                182,348
                                                                    ----------             ----------
            Total current liabilities                               20,197,124             18,559,691

     Long-term debt and other obligations                            5,424,401              4,707,075

     Deferred compensation                                           1,420,754              1,296,775

     Commitments and Contingent Liabilities

     Stockholders' Equity:
       Preferred stock, no par value; 1,000,000 shares
         authorized; no shares issued or outstanding
       Common stock,  $.01 par value; 20,000,000 shares
         authorized;  2,899,379 shares issued and
         2,646,427 shares outstanding in 1995;
         2,891,971 shares issued and 2,639,019 shares
         outstanding in 1994;                                           28,994                 28,920
       Additional paid-in capital                                    6,616,370              6,544,547
       Retained earnings                                            20,550,557             18,829,744
       Cumulative translation adjustment                              (354,682)              (480,714)
                                                                    ----------             ----------
                                                                    26,841,239             24,922,497
       Less treasury stock, at cost, 252,952 shares                   (517,127)              (517,127)
                                                                    ----------             ----------
                                                                    26,324,112             24,405,370
                                                                    ----------             ----------
            Total Liabilities and Stockholders' Equity             $53,366,391            $48,968,911
                                                                   ===========            ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       Right Management Consultants, Inc.
                       Consolidated Statements of Income

                                                                            Three months ended
                                                                                 March 31,
                                                                       1995                  1994
                                                                   (Unaudited)           (Unaudited)
      Revenue:

      Company Office revenue                                        $26,279,256           $18,877,250
      Affiliate royalties                                             1,124,797             1,185,753
                                                                    -----------           -----------

      Total revenue                                                  27,404,053            20,063,003

      Costs and expenses:

      Consultants' compensation                                       9,490,308             6,787,422
      Company Office sales and consulting support                     2,085,443             1,480,829
      Company Office administration                                   9,393,377             6,507,169
      General sales, consulting and administration                    3,488,845             2,832,474
                                                                    -----------           -----------

                                                                     24,457,973            17,607,894
                                                                    -----------           -----------

      Income from operations                                          2,946,080             2,455,109

      Other income (expense):

      Interest income                                                    97,593                73,151
      Interest expense                                                 (194,845)              (81,061)
                                                                    -----------           -----------
                                                                        (97,252)               (7,910)
                                                                    -----------           -----------

      Income before income taxes                                      2,848,828             2,447,199

      Provision for income taxes                                      1,127,000             1,127,000
                                                                    -----------           -----------

      Net income                                                     $1,721,828            $1,320,199
                                                                     ==========            ==========

      Earnings per share:

      Net income                                                          $0.63                 $0.49
                                                                     ==========            ==========

      Weighted average number of shares outstanding                   2,732,069             2,715,042
                                                                     ==========            ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       Right Management Consultants, Inc.
                     Consolidated Statements of Cash Flows

                                                                               Three months ended
                                                                                    March 31,
                                                                        1995                     1994
                                                                    (Unaudited)              (Unaudited)
   Operations:
     Net income                                                      $1,721,828               $1,320,199
     Adjustments to reconcile net income to net cash
      utilized by operating activities:
         Depreciation and amortization                                1,037,349                  677,222
         Deferred taxes                                                (410,000)                 (70,000)
         Other non-cash charges                                         146,591                  (21,939)
         Revenue recognized for assumption of incomplete
          contracts                                                    (171,544)                 (41,146)
         Provision for doubtful accounts                                175,000                   75,000
         Changes in operating accounts:
           Accounts receivable, trade and from Affiliates            (5,827,549)                 722,062
           Prepaid expenses and other assets                           (373,994)                (515,204)
           Accounts payable and accrued expenses                     (3,113,207)              (2,594,210)
           Commissions payable                                          357,185                 (492,132)
           Deferred income                                            2,088,636                  605,814
                                                                     ----------               ----------

     Net cash utilized by operating activities                       (4,369,705)                (334,334)

   Investing Activities:
     Purchase of property and equipment                                (667,094)                (407,028)
     Net cash paid for acquisitions                                  (1,108,121)                (268,110)
                                                                     ----------               ----------

     Net cash utilized by investing activities                       (1,775,215)                (675,138)

   Financing Activities:
     Payment of long-term debt and other obligations                   (562,205)                (640,811)
     Proceeds from stock issuances                                       71,797                  286,745
                                                                     ----------               ----------

     Net cash utilized by financing activities                         (490,408)                (354,066)

   Effect of exchange rate changes on cash and
    cash equivalents                                                     57,397                   10,848
                                                                     ----------               ----------

   Decrease in cash and cash equivalents                             (6,577,931)              (1,352,690)

   Cash and cash equivalents, beginning of period                     9,155,835                8,638,758
                                                                      =========                =========

   Cash and cash equivalents, end of period                          $2,577,904               $7,286,068
                                                                     ==========               ==========



   Supplemental Disclosures of Cash Flow Information
     Cash paid for:

        Interest                                                       $108,147                  $40,171
                                                                     ==========               ==========

        Income taxes                                                   $809,240                 $978,734
                                                                     ==========               ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Certain amounts have been reclassified in the 1994 Consolidated Statement of Cash Flows to conform with the 1995 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1994.

         Principles of Consolidation

     The consolidated financial statements include the accounts of Right Management Consultants, Inc., and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         Currency Translation

     There are no material transaction gains or losses in the accompanying consolidated financial statements.


NOTE B - ACQUISITIONS

     Effective January 1, 1995, the Company acquired the assets of a former Affiliate of the Company, located in Cupertino, California. This transaction has been accounted for using the purchase method. The aggregate purchase price of the acquisition of $4.7 million included $4.6 million in goodwill. This acquisition was made for a combination of cash and non-cash items. Non-cash items included the assumption of incomplete outplacement contracts and the present value of future defined incentives. The assumption of incomplete outplacement contracts resulted in revenue in 1995 of approximately $170,000. The future defined incentives are contingent on the operating results of the region where the acquired entity is operating. The present value of these determinable contingent payments aggregated $2.1 million and has been accounted for as part of the purchase price. The estimated amounts for these incentives are included in long-term debt and other obligations at March 31, 1995. The pro-forma effect of this acquisition on results of operations, if it had been consummated at the beginning of each period presented, is immaterial and has been omitted.

NOTE C - GEOGRAPHIC SEGMENTS

         Summarized operations of each of the Company's segments in the aggregate as of March 31, 1995 and 1994 and for the three months ended March 31, 1995 and 1994 are as follows:

         1995                                   US               Canada            Europe                     Total
         Identifiable assets                $ 48,352,000      $1,926,000        $3,088,000                $53,366,000
                                            ============      ==========        ==========                ===========

         Revenue                            $ 24,541,000      $1,451,000        $1,412,000                $27,404,000
                                            ============      ==========        ==========                ===========

         Operating income (loss)            $  2,747,000      $  261,000        $  (62,000)               $ 2,946,000
                                            ============      ==========        ==========                ===========

         Depreciation and
            amortization                    $    944,000      $   47,000        $   46,000                $ 1,037,000
                                            ============      ==========        ==========                ===========

         Capital expenditures               $    598,000      $   29,000        $   40,000                $   667,000
                                            ============      ==========        ==========                ===========

         1994                                   US               Canada            Europe                      Total


         Identifiable assets                $ 30,537,000      $1,564,000        $2,912,000                $35,013,000
                                            ============      ==========        ==========                ===========

         Revenue                            $ 16,963,000      $1,606,000        $1,494,000                $20,063,000
                                            ============      ==========        ==========                ===========

         Operating income (loss)            $  2,203,000      $  403,000        $ (151,000)               $ 2,455,000
                                            ============      ==========        ==========                ===========

         Depreciation and
            amortization                    $    576,000      $   44,000        $   57,000                $   677,000
                                            ============      ==========        ==========                ===========

         Capital expenditures               $    375,000      $   15,000        $   17,000                $   407,000
                                            ============      ==========        ==========                ===========





         NOTE D -  STOCKHOLDERS' EQUITY

         Stock options for the three month period ended March 31, 1995 are summarized as follows:

         Outstanding at January 1, 1995                                459,367
         Granted at $17.50 - $19.50 per share                           40,333
         Canceled or expired during the period                          (2,000)
         Exercised during the period                                    (7,408)
                                                                       -------
         Outstanding at March 31, 1995                                 490,292
                                                                       =======

PART I - ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Three months ended March 31, 1995 vs. Three months ended March 31, 1994

     Revenue generated by Company Offices during the quarter ended March 31, 1995 increased 39% or $7,402,000, over the corresponding quarter in 1994. Revenue on a same Office basis increased approximately 15%. This growth can be attributed to increases in the aggregate U.S. Offices, particularly in the Northeastern U.S. The remaining increase was primarily due to revenue generated by the recent acquisitions of two former Affiliates, which operate five offices, and Jannotta, Bray and Associates ("JBA"), all of which were acquired since the first quarter of 1994. The acquisitions of the two former Affiliates accounted for approximately 24% of the revenue increase.

     Affiliate royalties decreased 5% or $61,000, in 1995 over the corresponding quarter in 1994. This was primarily due to the acquisitions of five former Affiliate offices as discussed above. Affiliate royalties from these offices represented approximately 13% of the total Affiliate royalties for the three months ended March 31, 1994. Revenue from these offices is reflected as Company revenue subsequent to their respective acquisitions. On a same office basis, Affiliate offices grew approximately 9% over the prior year. This resulted primarily from increased market penetration across the aggregate U.S. Affiliate Offices offset by reduced royalties from Europe.

     Company Office expenses in the aggregate increased 42% or $6,194,000 in the first quarter 1995, compared to the same period in 1994. Costs incurred by the Company's newly acquired Affiliates accounted for approximately 22% of this increase. The remaining increases are due to certain duplicate facilities and administration from the acquisition of JBA as well as general expense increases from existing Company Offices related to the revenue growth during the quarter. The Company's aggregate Company Office margins were approximately 20% and 22% for the first quarter of 1995 and 1994, respectively. The Company is seeking to improve the margins through further economies of scale from the acquisition.

     General sales, consulting and administration expense reflected an increase of approximately $657,000 or 23% in the first quarter in 1995, compared to the same period in 1994. This increase was primarily due to investments made in the development of the Company's consulting services, increases in interest and amortization relating to recent acquisitions and additional reserves for duplicate Company Office closures related to the JBA acquisition. Despite these increases, the total expenses in this category as a percentage of revenue have decreased to 13% in the first quarter of 1995 from 14% in the first quarter of 1994.

     In the first quarter in 1995, income before income taxes increased 16% to $2,849,000 from $2,447,000 for the corresponding quarter in 1994. This increase resulted principally from the combination of greater Company Office revenue and reduced operating losses in the Company's European operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     The Company's effective tax rate was approximately 40% in the first quarter in 1995 versus 46% in the first quarter in 1994. This decrease was a result of the Company's reduction in the effect of nondeductible expenses on the effective tax rate and foreign taxes and reduced state taxes.

        Capital Resources and Liquidity

     The Company's cash and cash equivalents decreased to $2,578,000 during the three months ended March 31, 1995, from $9,156,000 as of December 31, 1994. This decrease resulted principally from cash utilized by operations of $4,370,000, purchases of property and equipment of $667,000, net cash paid for the acquisition of the assets of the Company's former Cupertino, California Affiliate of $1,108,000 and payment of long-term debt and other obligations aggregating $562,000, which were in excess of proceeds from stock issuances of $72,000. The total net cash utilized by operations increased by $4,036,000 over the first quarter of 1994. This was primarily due to the payment of greater 1994 incentive compensation in 1995 and an increase in accounts receivable resulting from increased revenue and an increase in the average days of sales outstanding.

     Historically, ongoing cash requirements have been provided through operations. The Company's total borrowing capacity aggregates $6,000,000 through a committed credit line with a bank. In connection with the acquisition of the Cupertino, California Affiliate, the Company borrowed $1.5 million from this credit line at the floating primary rate of the bank. The Company anticipates cash and working capital will be sufficient to service this debt and maintain Company operations at current levels for the foreseeable future.

     The key factor in the Company's liquidity is the operating results of the Company Offices. Substantial efforts have been made to integrate JBA into the Company's existing operations. In order to improve our operating margin, the Company is seeking to realize the benefits from economies of scale relating to this acquisition.

     The Company will continue to consider expansion opportunities as they arise, although the economics and other circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion.

PART II - OTHER INFORMATION

     Items 1, 2, 3 and Item 5 were not applicable in the period ended March 31, 1995


          Item 4.       Submission of Matters to a Vote of Security Holders
                        The Company held its annual meeting of shareholders on May 4, 1995. At the meeting, all nominees for the election of directors, being Frank P. Louchheim, Richard
                        J. Pinola, Joseph T. Smith, Larry A. Evans, Nancy N. Geffner, Robert M. Tomasko, Joseph E. Jannotta, Jr., John R. Bourbeau, Raymond B. Langton, Catherine Selleck and Rebecca Maddox were elected as directors. The amendment and renaming of the Right Management Consultants, Inc. 1993 Stock Option Plan, the adoption of the Directors' Stock Option Plan and the ratification of the selection by the Board of Directors of Arthur
                        Andersen  LLP  as  the  Company's   independent   public
                        accountants   for  the  current  fiscal  year  were  all
                        approved.

           Item 6.      Exhibits and Reports on Form 8-K

           a.           Exhibits:

                        10.54 - Purchase agreement between Right Management Consultants, Inc. and Worth Associates, Inc. and Robert
                        A. Fish, dated February 15, 1995

                        11 - Consolidated Earnings per Share Calculation

           b. The Company filed a Form 8-K on March 3, 1995 which included the following items:

                        Item 4. Description of the acquisition by the Company of
                                its Cupertino, California Affiliate, effective January 1, 1995

                        Item 7(c).  Press release dated March 2, 1995

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     RIGHT MANAGEMENT CONSULTANTS, INC.


     BY: /s/ Joseph T. Smith            May 12, 1995
         -----------------------------------------------------------
             Joseph T. Smith            Date
             President and Chief
             Operating Officer


     BY: /s/ G. Lee Bohs                May 12, 1995
         --------------------------------------------------------------
             G. Lee Bohs,
             Chief Financial Officer    Date