Form 10-Q
period 1995-06-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 1995-08-14
CIK 802806

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 1995

                                            OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

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

                           Yes _X_                        No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1995:

      Common Stock, $0.01 par value                          2,657,219
              Class                                      Number of Shares

                       Right Management Consultants, Inc.
                          Consolidated Balance Sheets

                                                                                June 30          December 31,
                                                                                  1995               1994
                                                                              (Unaudited)

                       Assets
Current Assets:
  Cash and cash equivalents                                                    $  4,420,353      $  9,155,835
  Accounts receivable, trade, net of allowance for
    doubtful accounts of $1,062,000 and $651,000 in
    1995 and 1994, respectively                                                  19,034,136        14,282,604
  Royalties and fees receivable from Affiliates                                   2,772,587         3,118,796
  Current portion of note receivable                                                293,333           285,635
  Prepaid expenses                                                                1,368,552           978,727
  Current deferred income taxes                                                     683,000           621,000
                                                                               ------------      ------------
       Total current assets                                                      28,571,961        28,442,597

Property and equipment, less accumulated depreciation of
  $8,400,000 in 1995 and $6,977,188 in 1994                                       7,434,945         6,693,861

Other Assets:
  Intangible assets, less accumulated amortization of $5,727,835
    in 1995 and $4,790,230 in 1994                                               17,952,865        11,888,139
  Non-current deferred income taxes                                                 869,059           394,000
  Non-current portion of note receivable                                            273,901           435,067
  Other                                                                           1,200,096         1,115,247
                                                                               ------------      ------------
                                                                                 20,295,921        13,832,453
                                                                               ------------      ------------
       Total Assets                                                            $ 56,302,827      $ 48,968,911
                                                                               ============      ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Current portion of long-term debt and other obligations                      $  5,172,078      $  2,086,357
  Accounts payable                                                                4,137,924         3,354,159
  Commissions payable                                                             2,974,724         2,327,706
  Accrued incentive compensation and benefits                                     1,832,002         5,521,178
  Accrued redundant costs                                                           717,063           976,779
  Other accrued expenses                                                          1,843,831         1,962,282
  Deferred income                                                                 3,914,688         2,331,230
                                                                               ------------      ------------
       Total current liabilities                                                 20,592,310        18,559,691

Long-term debt and other obligations                                              5,905,866         4,707,075

Deferred compensation                                                             1,533,779         1,296,775

Commitments and Contingent Liabilities

Stockholders' Equity:
  Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding
  Common stock,  $.01 par value;  20,000,000 shares  authorized; 2,907,854 shares issued and 2,654,902 shares outstanding in 1995;
    2,891,971 shares issued and 2,639,019 shares outstanding in 1994;                29,079            28,920
  Additional paid-in capital                                                      6,705,867         6,544,547
  Retained earnings                                                              22,411,161        18,829,744
  Cumulative translation adjustment                                                (358,108)         (480,714)
                                                                               ------------      ------------
                                                                                 28,787,999        24,922,497
  Less treasury stock, at cost, 252,952 shares                                     (517,127)         (517,127)
                                                                               ------------      ------------
                                                                                 28,270,872        24,405,370
                                                                               ------------      ------------
       Total Liabilities and Stockholders' Equity                              $ 56,302,827      $ 48,968,911
                                                                               ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       Right Management Consultants, Inc.
                       Consolidated Statements of Income

                                                      Three months ended
                                                           June 30,
                                                     1995              1994
                                                  (Unaudited)      (Unaudited)
Revenue:

Company Office revenue                            $ 27,608,919      $ 19,467,190
Affiliate royalties                                  1,010,021           944,280
                                                  ------------      ------------

Total revenue                                       28,618,940        20,411,470

Costs and expenses:
Consultants' compensation                           10,240,507         7,273,137
Company Office sales and consulting support          1,903,888         1,122,587
Company Office administration                        9,689,731         6,794,469
General sales, consulting and administration         3,615,547         2,747,212
                                                  ------------      ------------

                                                    25,449,673        17,937,405
                                                  ------------      ------------

Income from operations                               3,169,267         2,474,065

Other income (expense):

Interest income                                         75,420            54,072
Interest expense                                      (136,812)          (56,250)
                                                  ------------      ------------

                                                       (61,392)           (2,178)
                                                  ------------      ------------

Income before income taxes                           3,107,875         2,471,887


Provision for income taxes                           1,229,000         1,059,000
                                                  ------------      ------------

Net income                                        $  1,878,875      $  1,412,887
                                                  ============      ============

Earnings per share:

Net income                                        $       0.68      $       0.52
                                                  ============      ============

Weighted average number of shares outstanding        2,771,714         2,700,430
                                                  ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       Right Management Consultants, Inc.
                       Consolidated Statements of Income

                                                       Six months ended
                                                           June 30,
                                                     1995              1994
                                                 (Unaudited)       (Unaudited)
Revenue:

Company Office revenue                            $ 53,888,175      $ 38,344,440
Affiliate royalties                                  2,134,818         2,130,033
                                                  ------------      ------------

Total revenue                                       56,022,993        40,474,473

Costs and expenses:

Consultants' compensation                           19,730,815        14,060,559
Company Office sales and consulting support          3,989,331         2,603,416
Company Office administration                       19,083,108        13,301,638
General sales, consulting and administration         7,104,392         5,579,686
                                                  ------------      ------------

                                                    49,907,646        35,545,299
                                                  ------------      ------------

Income from operations                               6,115,347         4,929,174

Other income (expense):

Interest income                                        173,013           127,223
Interest expense                                      (331,657)         (137,311)
                                                  ------------      ------------

                                                      (158,644)          (10,088)
                                                  ------------      ------------

Income before income taxes                           5,956,703         4,919,086


Provision for income taxes                           2,356,000         2,186,000
                                                  ------------      ------------

Net income                                        $  3,600,703      $  2,733,086
                                                  ============      ============

Earnings per share:

Net income                                        $       1.31      $       1.01
                                                  ============      ============


Weighted average number of shares outstanding        2,759,085         2,706,322
                                                     =========         =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       Right Management Consultants, Inc.
                     Consolidated Statements of Cash Flows


                                                                         Six months ended
                                                                              June 30,
                                                                        1995            1994
                                                                    (Unaudited)     (Unaudited)
Operations:
  Net income                                                        $ 3,600,703      $ 2,733,086
  Adjustments to reconcile net income to net cash
   utilized by operating activities:
      Depreciation and amortization                                   2,102,764        1,454,358
      Deferred taxes                                                   (537,000)        (112,000)
      Other non-cash charges                                            289,691          469,171
      Revenue recognized for assumption of incomplete contracts        (171,544)        (141,529)
      Provision for doubtful accounts                                   250,000           75,000
      Changes in operating accounts:
        Accounts receivable, trade and from Affiliates               (4,005,161)        (128,851)
        Prepaid expenses and other assets                               (52,769)        (604,767)
        Accounts payable and accrued expenses                        (3,862,839)      (2,551,739)
        Commissions payable                                             605,162         (533,373)
        Deferred income                                               1,257,425          970,608
                                                                    -----------      -----------

  Net cash provided (utilized) by operating activities                 (523,568)       1,629,964

Investing Activities:
  Purchase of property and equipment                                 (1,385,932)      (1,206,300)
  Net cash paid for acquisitions                                     (2,050,529)        (927,503)
                                                                    -----------      -----------

  Net cash utilized by investing activities                          (3,436,461)      (2,133,803)

Financing Activities:
  Payment of long-term debt and other obligations                      (984,920)        (928,582)
  Proceeds from stock issuances                                         161,380          318,520
                                                                    -----------      -----------

  Net cash utilized by financing activities                            (823,540)        (610,062)

Effect of exchange rate changes on cash and
 cash equivalents                                                        48,087           21,823
                                                                    -----------      -----------

Decrease in cash and cash equivalents                                (4,735,482)      (1,092,078)

Cash and cash equivalents, beginning of period                        9,155,835        8,638,758
                                                                      =========        =========

Cash and cash equivalents, end of period                            $ 4,420,353      $ 7,546,680
                                                                    ===========      ===========



Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                       $   247,015      $    57,057
                                                                    ===========      ===========

     Income taxes                                                   $ 3,056,450      $ 2,715,418
                                                                    ===========      ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Certain amounts have been reclassified in the 1994 Consolidated Balance Sheets and Statement of Cash Flows to conform with the 1995 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1994.

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

NOTE B - ACQUISITIONS

     Effective April 1, 1995, the Company acquired the shares of LM&P, SA ("LM&P") located in Paris, France. This transaction has been accounted for using the purchase method. The aggregate purchase price of the acquisition of approximately $2.6 million included $2 million in goodwill. This acquisition was made for a combination of cash and future defined incentives. These incentives are dependent on the results of the acquired entity subsequent to the transaction. The present value of these estimated contingent payments, aggregating approximately $750,000, has been accounted for as part of the purchase price and is included in long-term debt and other obligations at June 30, 1995. The pro-forma effect of this acquisition on results of operations, if it had been consummated at the beginning of each period presented, is immaterial and has been omitted.

     The net cash paid for acquisitions of approximately $2,051,000 reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 1995 was comprised of aggregate

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

cash paid at closing of approximately $3,950,000 for the two transactions reduced by net borrowings of approximately $1,300,000 and cash acquired from LM&P of approximately $594,000.

     In August 1995, the Company received a commitment, subject to certain conditions occurring, from its primary bank to amend its existing Amended and Restated Revolving Credit and Term Loan Agreement to increase the maximum unsecured revolving line of credit from $6,000,000 to $10,000,000. The Company utilized approximately $1,500,000 of its revolving credit line during the six month period to consummate the acquisitions of its Cupertino, California Affiliate and LM&P. As of June 30, 1995 approximately $1,300,000 of the $1,500,000 remains outstanding in addition to its existing term loan obligations under this agreement.

NOTE C - GEOGRAPHIC SEGMENTS

         Summarized operations of each of the Company's geographic segments in the aggregate as of June 30, 1995 and 1994 and for the six months ended June 30, 1995 and 1994 are as follows:

1995                            US            Canada           Europe           Total
Identifiable assets         $46,454,000     $ 2,351,000     $ 7,498,000      $56,303,000
                            ===========     ===========     ===========      ===========

Revenue                     $48,692,000     $ 3,412,000     $ 3,919,000      $56,023,000
                            ===========     ===========     ===========      ===========

Operating income (loss)     $ 5,308,000     $   968,000     $  (161,000)     $ 6,115,000
                            ===========     ===========     ===========      ===========

Depreciation and
   amortization             $ 1,875,000     $    85,000     $   142,000      $ 2,103,000
                            ===========     ===========     ===========      ===========

Capital expenditures        $ 1,252,000     $    49,000     $    85,000      $ 1,386,000
                            ===========     ===========     ===========      ===========

1994                            US             Canada          Europe           Total
Identifiable assets         $32,799,000     $ 1,745,000     $ 2,593,000      $37,137,000
                            ===========     ===========     ===========      ===========

Revenue                     $34,567,000     $ 3,101,000     $ 2,806,000      $40,474,000
                            ===========     ===========     ===========      ===========

Operating income (loss)     $ 4,578,000     $   699,000     $  (348,000)     $ 4,929,000
                            ===========     ===========     ===========      ===========

Depreciation and
   amortization             $ 1,249,000     $    88,000     $   117,000      $ 1,454,000
                            ===========     ===========     ===========      ===========

Capital expenditures        $ 1,089,000     $    43,000     $    74,000      $ 1,206,000
                            ===========     ===========     ===========      ===========

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE D -  STOCKHOLDERS' EQUITY

     At the May 1995 Annual Meeting of Shareholders, the Company's shareholders approved the amendment and renaming of the 1993 Stock Option Plan (the "Plan"). Among the amendments to the Plan approved by shareholders were the renaming of the Plan to the 1993 Stock Incentive Plan and authorization of the Company to grant restricted stock in addition to stock options. Subsequent to this amendment, the Company granted 19,000 shares of restricted stock to its Executive Officers.

     Details of the Company's existing stock options for the six month period ended June 30, 1995 are summarized as follows:

          Outstanding at January 1, 1995             459,367
          Granted at $17.50 - $19.50 per share        40,333
          Canceled or expired during the period      (10,000)
          Exercised during the period                (15,883)
                                                    --------
          Outstanding at June 30, 1995               473,817
                                                    ========

PART I - ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenue generated by Company Offices increased 42% or $8,142,000 for the quarter ended June 30, 1995 over the corresponding quarter in 1994 and 41% or $15,544,000 for the six months ended June 30, 1995 over the same period in 1994. Revenue on a same office basis increased approximately 15% for both the three and six month periods ended June 30, 1995 over the same periods in 1994. This same office growth can be attributed to increases in the aggregate U.S. Offices, particularly in the Northeastern U.S. The remaining increase was primarily due to revenue generated by the recent acquisitions of two former Affiliates, which together operate five offices and the acquisitions of Jannotta, Bray and Associates ("JBA") and LM&P, all of which were acquired during or after the second quarter in 1994.

     Affiliate royalties increased 7% or $66,000, for the quarter ended June 30, 1995 over the corresponding quarter in 1994 and by less than 1% for the six months ended June 30, 1995 over the corresponding period in 1994. This was primarily due to increased market penetration in the aggregate U.S. Affiliate offices, offset by reduced royalties resulting from the acquisitions of five former Affiliate offices as discussed above. Revenue from these offices is reflected as Company revenue subsequent to their respective acquisitions. On a same office basis, Affiliate offices grew approximately 23% and 15% during the second quarter and first six months in 1995 over corresponding periods in 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


     Company Office expenses in the aggregate increased 44% or $6,644,000 for the quarter ended June 30, 1995 and 43% or $12,838,000 for the six months ended June 30, 1995 over the corresponding periods in 1994. Costs incurred by the Company's newly acquired Affiliates accounted for approximately 17% and 19% of these increases for the second quarter and first six months in 1995, respectively. The remaining increases are due to certain duplicate facilities and administration from the acquisition of JBA as well as general expense increases from existing Company Offices related to the revenue growth during the respective periods. Aggregate Company Office margins were 21% for both the quarter and six months ended June 30, 1995, slightly lower than the corresponding periods' 22% in 1994. The Company is seeking to improve Office margins through further economies of scale as the recent acquisitions continue to be integrated.

     General sales, consulting and administration expense increased 32% or $868,000 for the quarter and 27% or $1,525,000 for the six months ended June 30, 1995 over the corresponding periods in 1994. These increases were primarily due to investments made in the development of the Company's consulting services, increases in amortization relating to recent acquisitions and additional reserves for duplicate Company Office closures primarily related to the JBA acquisition. Despite these increases, the total expenses in this category as a percentage of revenue remained at 13% for both the quarter and six months ended June 30, 1995 as compared to 13% and 14%, respectively, for the corresponding periods in 1994.

     Income before income taxes increased 26% to $3,108,000 for the quarter ended June 30, 1995 from $2,472,000 for the corresponding quarter in 1994 and 21% to $5,957,000 for the first six months in 1995 from $4,919,000 for the same period in 1994. This increase resulted principally from the combination of greater Company Office revenue and reduced operating losses in the Company's European operations. The reduced European operating losses reflect the acquisition of LM&P effective April 1, 1995.

     The Company's effective tax rate was approximately 40% for the quarter and six months ended June 30, 1995 compared to 43% and 44% for the corresponding periods in 1994. This reduction resulted from reduced taxes at the state level and the reduced impact on the effective tax rate of nondeductible expenses primarily associated with prior acquisitions.

         Capital Resources and Liquidity

     The Company's cash and cash equivalents decreased to $4,420,000 during the six months ended June 30, 1995, from $9,156,000 as of December 31, 1994. This decrease resulted principally from cash utilized by operations of $524,000, purchases of property and equipment of $1,386,000, net cash paid for the acquisitions of the Company's former Cupertino, California Affiliate and LM&P of $2,051,000 and payment of long-term debt and other obligations aggregating $985,000, which were in excess of proceeds from stock issuances of $161,000. The total net cash utilized by operations increased by $2,154,000 for the first six months of 1995 over the corresponding period in 1994. This was primarily due to the payment of greater 1994 incentive compensation in 1995 over the amount paid in 1994 and an increase in accounts receivable resulting from the increased revenue over the period as well as a lengthening in the average days outstanding for accounts receivable. The Company has been making

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

aggressive efforts to improve its collections and anticipates it can reverse this trend over the course of the second half of the year.

     Historically, ongoing cash requirements have been provided through operations. As discussed, in August 1995 the Company received a commitment to increase its total borrowing capacity $10,000,000 through a committed credit line with its primary bank. During the first quarter in 1995, in connection with the acquisition of the Cupertino, California Affiliate, the Company borrowed $1,500,000 from this credit line at the floating rate of the bank which was subsequently repaid in full during the second quarter. Also during the second quarter, in connection with the acquisition of LM&P, the Company borrowed 6,500,000 French francs (approximately $1,300,000) under the same credit line at the LIBOR rate plus 1.25%. This amount remains outstanding as of June 30, 1995. As the Company continues its expansion through acquisitions, there may be a need for additional financing to consummate certain transactions. Should this be necessary, the Company anticipates cash and working capital will be sufficient to service the debt and to maintain Company operations.

     The key factor in the Company's liquidity is the operating results of the Company Offices. The operating margin increased during the quarter to 21% from 20% in the first quarter 1995. The Company will continue to seek margin improvement through further economies of scale from its recent acquisitions and through greater efficiencies and cost reductions.

     The Company will continue to consider expansion opportunities as they arise, although the economics and other circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion.

PART II - OTHER INFORMATION

 Items 1, 2, 3, 4 and 5 were not applicable in the period ended June 30, 1995

 Item 6.   Exhibits and Reports on Form 8-K

            a.    Exhibits:

                  10.55 - Purchase  agreement between Right Associates  (France)
                          and BDDP and Mr. Jean Liebaut, Mr. Francois Prieur, Mr. Claude Maubras, Mr. Jean- Pierre Leclercq and Mr. Claude Vieules, dated June 13, 1995.

                  11    - Consolidated Earnings per Share Calculation

            b. No reports on Form 8-K were filed during the period for which this Report is filed.

                  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  RIGHT MANAGEMENT CONSULTANTS, INC.


                  BY:/s/ Richard J. Pinola                     August 11, 1995
                  Richard J. Pinola                                  Date
                  Chairman and Chief Executive Officer


                  BY:/s/ G. Lee Bohs                           August 11, 1995
                  G. Lee Bohs                                        Date
                  Chief Financial Officer