Form 10-Q
period 1995-09-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 1995-11-14
CIK 802806

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1995

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

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

                    Yes __X__                        No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1995 (See Note D):

        Common Stock, $0.01 par value                   4,041,992
                   Class                             Number of Shares

                       Right Management Consultants, Inc.
                          Consolidated Balance Sheets

                                                                                       September 30,     December 31,
                                                                                          1995              1994
                                                                                       (Unaudited)

               Assets
Current Assets:
  Cash and cash equivalents                                                            $  7,870,758      $  9,155,835
  Accounts receivable, trade, net of allowance for
    doubtful accounts of $1,099,000 and $651,000 in
    1995 and 1994, respectively                                                          18,433,438        14,282,604
  Royalties and fees receivable from Affiliates                                           3,116,972         3,118,796
  Current portion of note receivable                                                        233,333           285,635
  Prepaid expenses                                                                        1,232,049           978,727
  Current deferred income taxes                                                             780,000           621,000
                                                                                       ------------      ------------
       Total current assets                                                              31,666,550        28,442,597

Property and equipment, less accumulated depreciation of
  $9,033,022 in 1995 and $6,977,188 in 1994                                               7,295,933         6,693,861

Other Assets:
  Intangible assets, less accumulated amortization of $6,196,995
    in 1995 and $4,790,230 in 1994                                                       17,513,316        11,888,139
  Non-current deferred income taxes                                                         772,282           394,000
  Non-current portion of note receivable                                                    214,035           435,067
  Other                                                                                   1,351,667         1,115,247
                                                                                       ------------      ------------
                                                                                         19,851,300        13,832,453
                                                                                       ------------      ------------
       Total Assets                                                                    $ 58,813,782      $ 48,968,911
                                                                                       ============      ============



   Liabilities and Stockholders' Equity


Current Liabilities:
  Current portion of long-term debt and other obligations                              $  5,118,845      $  2,086,357
  Accounts payable                                                                        3,965,804         3,354,159
  Commissions payable                                                                     2,982,327         2,327,706
  Accrued incentive compensation and benefits                                             1,832,002         5,521,178
  Accrued redundant costs                                                                   717,063           976,779
  Other accrued expenses                                                                  2,439,944         1,962,282
  Deferred income                                                                         4,334,072         2,331,230
                                                                                       ------------      ------------
       Total current liabilities                                                         21,390,057        18,559,691

Long-term debt and other obligations                                                      5,360,816         4,707,075

Deferred compensation                                                                     1,672,902         1,296,775

Commitments and Contingent Liabilities

Stockholders' Equity:
  Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding
  Common stock, $.01 par value; 20,000,000 shares authorized;
    4,411,520 shares issued and 4,032,092 shares outstanding in 1995
    (See Note D); 2,891,971 shares issued and 2,639,019 shares
    outstanding in 1994;                                                                     44,115            28,920
  Additional paid-in capital                                                              6,862,766         6,544,547
  Retained earnings                                                                      24,338,596        18,829,744
  Cumulative translation adjustment                                                        (338,343)         (480,714)
                                                                                       ------------      ------------
                                                                                         30,907,134        24,922,497
  Less treasury stock, at cost, 379,428 shares                                             (517,127)         (517,127)
                                                                                       ------------      ------------
                                                                                         30,390,007        24,405,370
                                                                                       ------------      ------------
       Total Liabilities and Stockholders' Equity                                      $ 58,813,782      $ 48,968,911
                                                                                       ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       Right Management Consultants, Inc.
                       Consolidated Statements of Income

                                                        Three months ended
                                                           September 30,
                                                      1995              1994
                                                  (Unaudited)        (Unaudited)
Revenue:

Company Office revenue                            $ 26,596,636      $ 22,067,289
Affiliate royalties                                  1,029,625         1,142,599
                                                  ------------      ------------

Total revenue                                       27,626,261        23,209,888

Costs and expenses:

Consultants' compensation                            9,694,930         7,816,027
Company Office sales and consulting support          1,511,850         1,228,957
Company Office administration                        9,482,336         8,419,890
General sales, consulting and administration         3,659,055         3,293,054
                                                  ------------      ------------

                                                    24,348,171        20,757,928
                                                  ------------      ------------

Income from operations                               3,278,090         2,451,960

Other income (expense):

Interest income                                         72,099            86,918
Interest expense                                      (234,016)          (96,027)
                                                  ------------      ------------

                                                      (161,917)           (9,109)
                                                  ------------      ------------

Income before income taxes                           3,116,173         2,442,851


Provision for income taxes                           1,207,000         1,017,000
                                                  ------------      ------------

Net income                                        $  1,909,173      $  1,425,851
                                                  ============      ============

Earnings per share (See Note D):

Net income                                        $       0.45      $       0.35
                                                  ============      ============


Weighted average number of shares outstanding        4,236,054         4,106,445
                                                  ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       Right Management Consultants, Inc.
                       Consolidated Statements of Income

                                                        Nine months ended
                                                       September 30, 1995
                                                     1995              1994
                                                 (Unaudited)        (Unaudited)
Revenue:

Company Office revenue                            $ 80,484,811      $ 60,411,729
Affiliate royalties                                  3,164,443         3,272,632
                                                  ------------      ------------

Total revenue                                       83,649,254        63,684,361

Costs and expenses:

Consultants' compensation                           29,425,745        21,876,586
Company Office sales and consulting support          5,501,181         3,832,373
Company Office administration                       28,565,444        21,721,528
General sales, consulting and administration        10,763,447         8,872,740
                                                  ------------      ------------

                                                    74,255,817        56,303,227
                                                  ------------      ------------

Income from operations                               9,393,437         7,381,134

Other income (expense):

Interest income                                        245,112           214,141
Interest expense                                      (565,673)         (233,338)
                                                  ------------      ------------

                                                      (320,561)          (19,197)
                                                  ------------      ------------

Income before income taxes                           9,072,876         7,361,937


Provision for income taxes                           3,563,000         3,203,000
                                                  ------------      ------------

Net income                                        $  5,509,876      $  4,158,937
                                                  ============      ============

Earnings per share (See Note D):

Net income                                        $       1.32      $       1.02
                                                  ============      ============


Weighted average number of shares outstanding        4,169,402         4,082,265
                                                  ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       Right Management Consultants, Inc.
                     Consolidated Statements of Cash Flows



                                                                         Nine months ended
                                                                            September 30,
                                                                       1995            1994
                                                                    (Unaudited)     (Unaudited)
Operations:
  Net income                                                        $ 5,509,876      $ 4,158,937
  Adjustments to reconcile net income to net cash
   utilized by operating activities:
      Depreciation and amortization                                   3,155,966        2,391,279
      Deferred taxes                                                   (537,000)        (125,000)
      Other non-cash charges                                            464,548          567,243
      Revenue recognized for assumption of incomplete contracts        (171,544)        (738,891)
      Provision for doubtful accounts                                   361,000           75,000
      Changes in operating accounts:
        Accounts receivable, trade and from Affiliates               (3,746,730)      (2,837,851)
        Prepaid expenses and other assets                               (73,620)        (730,110)
        Accounts payable and accrued expenses                        (3,338,681)        (198,231)
        Commissions payable                                             611,099         (239,661)
        Deferred income                                               1,681,458        1,801,021
                                                                    -----------      -----------

  Net cash provided by operating activities                           3,916,372        4,123,736

Investing Activities:
  Purchase of property and equipment                                 (1,908,455)      (1,848,873)
  Net cash paid for acquisitions                                     (2,065,576)      (1,599,154)
                                                                    -----------      -----------

  Net cash utilized by investing activities                          (3,974,031)      (3,448,027)

Financing Activities:
  Payment of long-term debt and other obligations                    (1,626,521)      (1,238,598)
  Proceeds from stock issuances                                         342,250          362,041
                                                                    -----------      -----------

  Net cash utilized by financing activities                          (1,284,271)        (876,557)

Effect of exchange rate changes on cash and
 cash equivalents                                                        56,853           97,804
                                                                    -----------      -----------

Decrease in cash and cash equivalents                                (1,285,077)        (103,044)

Cash and cash equivalents, beginning of period                        9,155,835        8,638,758
                                                                    ===========      ===========

Cash and cash equivalents, end of period                            $ 7,870,758      $ 8,535,714
                                                                    ===========      ===========



Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                       $   355,544      $   101,654
                                                                    ===========      ===========

     Income taxes                                                   $ 3,931,295      $ 2,910,473
                                                                    ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Certain amounts have been reclassified in the 1994 Consolidated Balance Sheet and Statement of Cash Flows to conform with the 1995 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

NOTE B - ACQUISITIONS AND DEBT AND OTHER OBLIGATIONS

         The net cash paid for the acquisitions of the Company's Cupertino, California Affiliate in January 1995 and LM&P, SA ("LM&P") in April 1995 of approximately $2,065,000 reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 was comprised of aggregate cash paid at closing of approximately $3,950,000 for the two transactions reduced by net borrowings of approximately $1,300,000 and cash acquired from LM&P of approximately $594,000.

         In August 1995, the Company received a commitment, subject to certain conditions occurring, from its primary bank to amend its existing Amended and Restated Revolving Credit and Term Loan Agreement to increase the maximum unsecured revolving line of credit from $6,000,000 to $10,000,000. The Company utilized approximately $1,500,000 of its revolving credit line during the six month period to consummate the acquisitions of its Cupertino, California Affiliate and LM&P. As of September 30, 1995 approximately $1,300,000 of the $1,500,000 remains outstanding in addition to its existing term loan obligations under this agreement.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE C - GEOGRAPHIC SEGMENTS

         Summarized operations of each of the Company's geographic segments in the aggregate as of September 30, 1995 and 1994 and for the nine month periods then ended are as follows:

1995                            US            Canada           Europe           Total
Identifiable assets         $49,265,000     $ 2,786,000     $ 6,763,000      $58,814,000
                            ===========     ===========     ===========      ===========

Revenue                     $72,572,000     $ 4,870,000     $ 6,207,000      $83,649,000
                            ===========     ===========     ===========      ===========

Operating income (loss)     $ 8,424,000     $ 1,256,000     $  (287,000)     $ 9,393,000
                            ===========     ===========     ===========      ===========

Depreciation and
   amortization             $ 2,815,000     $   129,000     $   212,000      $ 3,156,000
                            ===========     ===========     ===========      ===========

Capital expenditures        $ 1,745,000     $    77,000     $    86,000      $ 1,908,000
                            ===========     ===========     ===========      ===========

         1994                    US           Canada           Europe           Total
Identifiable assets         $43,089,000     $ 2,172,000     $ 2,833,000      $48,094,000
                            ===========     ===========     ===========      ===========

Revenue                     $54,965,000     $ 4,494,000     $ 4,225,000      $63,684,000
                            ===========     ===========     ===========      ===========

Operating income (loss)     $ 6,736,000     $ 1,028,000     $  (383,000)     $ 7,381,000
                            ===========     ===========     ===========      ===========

Depreciation and
   amortization             $ 2,076,000     $   135,000     $   180,000      $ 2,391,000
                            ===========     ===========     ===========      ===========

Capital expenditures        $ 1,668,000     $   101,000     $    80,000      $ 1,849,000
                            ===========     ===========     ===========      ===========

NOTE D-  STOCKHOLDERS' EQUITY

         On September 20, 1995, the Board of Directors declared a three-for-two split of the Company's common stock, effective on November 10, 1995 for shareholders of record on October 27, 1995. The stated par value per share of common stock was not changed from its existing amount of $.01 per share. All share and per share data presented in these financial statements have been restated to retroactively reflect the stock split.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE D-  STOCKHOLDERS' EQUITY (Continued)

         Stock options, adjusted for the three-for-two split, for the nine month period ended September 30, 1995 are summarized as follows:

         Outstanding at January 1, 1995                          689,051
         Granted at $11.67 - $13.00 per share                     60,500
         Canceled or expired during the period                   (26,750)
         Exercised during the period                             (43,863)
                                                                 -------
         Outstanding at September 30, 1995                       678,938
                                                                 =======

NOTE E - SUBSEQUENT EVENT

         Effective October 1, 1995, the Company acquired the assets of the Company's former Providence Affiliate. The purchase price of the acquisition totaled approximately $850,000 and will be accounted for using the purchase method.


PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

Results of Operations

         Revenue generated by Company Offices increased 21% or $4,529,000 for the quarter ended September 30, 1995 over the corresponding quarter in 1994 and 33% or $20,073,000 for the nine months ended September 30, 1995 over the same period in 1994. Revenue on a same office basis increased approximately 6% and 12% during the quarter and nine months ended September 30, 1995, respectively, over the same periods in 1994. This same office growth can primarily be attributed to increases in the aggregate U.S. Offices. The remaining increase was primarily due to revenue generated by the acquisitions of the Cupertino, California Affiliate, Jannotta, Bray and Associates ("JBA") and LM&P all of which were acquired during or after the third quarter in 1994.

         Affiliate royalties decreased 10% or $113,000, for the quarter ended September 30, 1995 from the corresponding quarter in 1994 and 3% or $108,000 for the nine months ended September 30, 1995 from the corresponding period in 1994. This was primarily due to reduced royalties resulting from the acquisitions of two former Affiliates in June 1994 and January 1995, respectively. Revenue from these offices is reflected as Company revenue subsequent to their respective acquisitions. On a same office basis, Affiliate royalties increased approximately 5% and 12% during the quarter and nine months ended September 30, 1995, respectively, over corresponding periods in 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

         Company Office expenses in the aggregate increased 18% or $3,224,000 for the quarter ended September 30, 1995 and 34% or $16,062,000 for the nine months ended September 30, 1995 over the corresponding periods in 1994. Costs incurred by the Company's newly acquired Affiliates accounted for approximately 18% and 19% of these increases for the quarter and nine months ended September 30, 1995, respectively. The remaining increases were due to certain duplicate facilities and administration from the acquisition of JBA as well as general expense increases from existing Company Offices related to the revenue growth during the respective periods. Aggregate Company Office margins were 22% and 21% for the quarter and nine months ended September 30, 1995, respectively versus 21% for each of the corresponding periods in 1994. Margins for the third quarter and first nine months in 1995 reflect a modest improvement over the margins from the second and first quarter in 1995 of 21% and 20%, respectively. The Company is seeking to continue to improve Office margins through further economies of scale as the recent acquisitions continue to be integrated.

         General sales, consulting and administration expense increased 11% or $366,000 for the quarter and 21% or $1,891,000 for the nine months ended September 30, 1995 over the corresponding periods in 1994. These increases were primarily due to investments made in the development of the Company's consulting services, increases in amortization relating to recent acquisitions and additional reserves for duplicate Company Office closures primarily related to the redundant Company Offices inherited in the JBA acquisition. Despite these increases, the total expenses in this category as a percentage of revenue remained at or below the respective percentages for the corresponding periods in 1994.

         Income before income taxes increased 28% to $3,116,000 for the quarter ended September 30, 1995 from $2,443,000 for the corresponding quarter in 1994 and 23% to $9,073,000 for the first nine months in 1995 from $7,362,000 for the same period in 1994. This increase resulted principally from the combination of greater Company Office revenue and reduced operating losses in the Company's European operations (on a year to date basis only). The reduced European operating losses reflect the acquisition of LM&P effective April 1, 1995.

         The Company's effective tax rate was approximately 39% for the quarter and nine months ended September 30, 1995 compared to 42% and 44% for the corresponding periods in 1994. This reduction resulted from reduced taxes at the state level and the reduced impact on the effective tax rate of nondeductible expenses primarily associated with acquisitions made prior to 1992.

         Capital Resources and Liquidity

         The Company's cash and cash equivalents decreased to $7,871,000 during the nine months ended September 30, 1995, from $9,156,000 as of December 31, 1994. This decrease resulted principally from purchases of property and equipment of $1,908,000, net cash paid for the acquisitions of the Company's former Cupertino, California Affiliate and LM&P aggregating $2,066,000 and payment of long-term debt and other obligations aggregating $1,627,000 offset by cash provided by operating activities of $3,916,000 and proceeds from stock issuances of $342,000. Cash provided by operations was impacted by net income as well as by non-cash charges such as depreciation and amortization and the provision for doubtful accounts, exceeding the net change in operating accounts.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

         Historically, ongoing cash requirements have been provided through operations. The Company's total borrowing capacity aggregates $10,000,000 through a committed credit line with its primary bank. During the second quarter in 1995, in connection with the acquisition of LM&P, the Company borrowed 6,500,000 French francs (approximately $1,300,000) under this credit line at the LIBOR rate plus 1.25%. This amount remains outstanding at September 30, 1995. As the Company continues its expansion through acquisitions, there may be a need for additional financing to consummate certain transactions. Should this be necessary, the Company anticipates cash and working capital will be sufficient to service the debt and to maintain Company operations.

         The key factor in the Company's liquidity is the operating results of the Company Offices. The operating margin increased during the third quarter in 1995 to 22% from 21% and 20% in the second and first quarters in 1995, respectively. The Company will continue to seek margin improvement through further economies of scale from its recent acquisitions and through greater efficiencies and cost reductions.

         The Company will continue to consider expansion opportunities as they arise, although the economics and other circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the period ended September 30, 1995.

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits:

               10.56- Fifth Modification Agreement to the June 30, 1994 Amended and Restated Revolving Credit and Term Loan Agreement between Right Management Consultants, Inc., et al and PNC Bank, National Association, dated August 31, 1995

               11 - Consolidated Earnings per Share Calculation

         b. No reports on Form 8-K were filed during the period for which this Report is filed.

               SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

               RIGHT MANAGEMENT CONSULTANTS, INC.


               BY:\s\ Richard J. Pinola                     November 13, 1995
                  ---------------------                     -----------------
                  Richard J. Pinola                               Date
                  Chairman and Chief Executive Officer


                BY:\s\ G. Lee Bohs                          November 13, 1995
                   ---------------                          -----------------
                   G. Lee Bohs                                    Date
                   Chief Financial Officer