Form 10-K
period 1995-12-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 1996-04-01
CIK 802806

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1995
                                       OR
  _______ Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                           Commission File No. 0-15539
                       RIGHT MANAGEMENT CONSULTANTS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                   23-2153729
   -----------------------------                      -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

 1818 Market Street, Philadelphia, Pennsylvania                   19103
- ------------------------------------------------               -----------
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (215) 988-1588
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (Par Value $0.01 per share)
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1996 was $125,957,460. The number of shares outstanding of the registrant's Common Stock as of March 22, 1996 was 4,198,582.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I & II  Portions of the Company's 1995 Annual Report to Shareholders for
              the fiscal year ended December 31, 1995.

Part III The Company's definitive proxy statement with respect to its 1996 Annual Meeting of Shareholders to be held on May 9, 1996.

                                     PART I
Item 1:  Business

General

         Right Management Consultants, Inc. (the "Company"), is a Pennsylvania corporation organized in November 1980, doing business under the name "Right Associates(R)," a federally-registered service mark. The Company is one of the world's largest career management consulting firms specializing in career transition (outplacement). Services developed by the Company are currently offered through 126 offices in North America and Western Europe, of which 89 are owned and operated by the Company ("Company Offices") and 37 are operated by 9 independently owned businesses ("Affiliates").

         The Company licenses its Affiliates to use its service mark and licenses and trains them to use its proprietary materials and methods. The Company receives fees directly from employers for services rendered by Company Offices and royalties and fees from the Affiliates. Both Company Offices and Affiliates render career management consulting services and human resource consulting services on either an individual or a group basis. See "Business - Individual Career Transition" and "Business - Group Career Transition."

         Career transition consulting services assists employers with restructuring issues and helps separated employees develop strategies to achieve their career objectives, including re-employment, self-employment or retirement. The Company's fees for such career transition services are paid exclusively by the employer. The Company does not provide its services to employees who are not sponsored by employers, since it is not a "retail" career counseling firm, employment agency, or an executive search firm.

Individual Career Transition

         The major portion of the Company's business (approximately 72% of revenue generated by Company Offices in 1995) consists of providing services, on a one-on-one basis, to the employer-client and the terminated or resigning employee.

         The Company's individual consulting program for the employer includes advice on conducting the termination interview, terms of severance pay and other termination benefits and identification of termination-related issues for which the employer may wish to seek legal counsel. Services by the Company to terminated employees include assistance in handling the initial difficulties of termination, identifying continuing career goals and options and in planning an alternative career; aiding in developing skills for the search for a new job, such as resume writing, identifying and researching types of potential employers, preparing and rehearsing for interviews; continuing counseling and motivation throughout the job search campaign; assessing new employment offers and methods of accepting such offers (including consideration of relocation issues) and, where appropriate, consulting with the employee's spouse regarding the stresses of the employment search and the positive role the spouse may play in all aspects of the new job search, as well as assisting with financial planning and health maintenance.

Group Career Transition

         The remaining significant portion of the Company's career transition consulting business consists of providing career transition consulting in group contexts for companies making group reductions in their work force due to reorganization, restructuring or other reasons. The Company's group programs have, as their core, seminars for generally up to 12 employees per group, in sessions extending over one to five days. Often, the group seminar is preceded or followed by individual consulting. These group programs are designed for each employer-client and are generally competitively priced and bid, based on the number of consulting hours, number of employees involved and type of programs to be provided. The group program may also be used for "voluntary separation" due to reorganizations or other reasons.

         The Company is also providing a combination of individual and group career transition consulting services through a cost reimbursement plus fixed fee contract between the Company and Resource Consultants Inc. ("RCI") for the United States Army. Through this contract, counseling services are provided to United States Army soldiers, civilians and their families who are leaving active duty as a result of planned force reductions. These services are provided through 34 Job Assistance Centers in the United States and abroad, which are staffed by employees of a government division of the Company created for this contract, and RCI, a Vienna, Virginia based consulting firm.

         The contract contains annual renewal options for RCI and the United States Army to extend through May 1997. All renewal options have been exercised and the Company's anticipated share of the cost plus fixed fee contract revenue will approximate $4,000,000 over the eighteen month period through May 1997.

Human Resource Consulting

         The Company intends to continue to expand its career transition consulting business and believes such business will remain its primary activity and source of revenue in the foreseeable future. Nevertheless, the Company also designs services to meet other human resource consulting needs of the market the Company currently serves. These services assist employers and their employees in identifying and improving areas of job performance, refining communication skills and improving employee productivity. The Company also consults with corporations on restructuring and realignment issues, providing customized services to help manage all aspects of organizational change, including planning, selection, retention strategy and communication issues. Other services are designed to enhance the abilities of executives and managers to evaluate employees' performance in making employment and promotion decisions. The Company is devoting resources to the development of these services; however, the revenue it currently generates through these services comprises only a small portion of total Company revenue.

Fees for Services Provided by Company Offices

         For individual consulting services provided by Company Offices, the Company normally receives a negotiated fee, depending upon the services provided, which generally ranges between 10% and 20% of the terminated employee's annual compensation. Fees for group programs are individually billed depending upon the type of services the employer requests, the amount of consulting time required and the number of employees involved.

Organization and Distribution of Company Offices and Affiliates

         The current network of Company Offices and Affiliates is outlined in the Company's 1995 Annual Report to Shareholders under the caption "The World of Right Associates".

Location of offices opened in the past five years:



Company Offices                            Company Offices
                                           (continued)

1991                                       Brussels, Belgium (5)
Buffalo, New York                          Charlotte, N. Carolina (6)
Leeds, England                             Greensboro, N. Carolina (6)
Memphis, Tennessee                         Greenville, S. Carolina (6)
Mississauga, Ontario                       Jackson, Mississippi
Oakbrook Terrace, Illinois                 Lancaster, Pennsylvania
Wilmington, Delaware                       Madison, Wisconsin
                                           Raleigh, N. Carolina (6)
1992                                       Vancouver, British Columbia (7)
Boston, Massachusetts (2)
Manchester, England                        1995
Milwaukee, Wisconsin                       Charleston, South Carolina
Pasadena, California                       Cupertino, California (17)
San Bernardino, California                 Kingston, Ontario
Springfield, Massachusetts                 Providence, Rhode Island (17)
Woodland Hills, California                 Tulsa, Oklahoma
                                           Oklahoma City, Oklahoma (16)
1993                                       San Antonio, Texas
Aberdeen, Scotland
Atlanta, Georgia (3)                       Affiliate offices (1)
Burlington, Massachusetts
Coventry, England                          1990
Hunt Valley, Maryland                      Jacksonville, Florida (8)
Madison, Wisconsin                         Knoxville, Tennessee
New Orleans, Louisiana                     Overland Park, Kansas (9)
Regina, Saskatchewan
Saskatoon, Saskatchewan                    1991
Tarrytown, New York                        Boca Raton, Florida (8)
Torrance, California                       Palm Beach, Florida (8)
Winnipeg, Manitoba                         San Juan, Puerto Rico (8)
Zurich, Switzerland
                                           1992
                                           Virginia Beach, Virginia (10)
1994
Allentown, Pennsylvania                    1993
Antwerp, Belgium (4)                       Omaha, Nebraska (11)
                                           Johnson City, Tennessee (12)


                                           Affiliate Offices
                                           (continued)

                                           1994
                                           Fort Mitchell, Kentucky (13)
                                           Lexington, Kentucky (13)
                                           Des Moines, Iowa (16)

                                           1995
                                           Kalamazoo, Michigan (14)
                                           Kingsport, Tennessee (15)

(1) See "Business - Affiliate Arrangements" for a description of Exclusive Territories and related limitations on activities of Company Offices and Affiliates.

(2) Initially opened as an Affiliate in 1984. Acquired as a Company Office in 1992.

(3) Initially opened as an Affiliate in 1986. Acquired as a Company Office in 1993.

(4) Initially opened by the Brussels Affiliate in 1993. Acquired as a Company Office in 1994

(5)      Acquired as a Company Office in 1994.

(6) Initially opened and controlled by the Charlotte Affiliate in the following order: Charlotte (1986), Raleigh (1987), Greensboro (1989) and Greenville (1992). Acquired as a Company Office in 1994.

(7) Initially opened as an Affiliate in 1990. Acquired as a Company Office in 1994.

(8)      Controlled by the Fort Lauderdale Affiliate.

(9) Initially opened and controlled by the St. Louis Affiliate. Acquired by a new and separate Affiliate (Kansas City) in 1990.

(10)     Controlled by the Richmond Affiliate.

(11)     Controlled by the Kansas City Affiliate.

(12)     Controlled by the Knoxville Affiliate.

(13)     Controlled by the Cincinnati Affiliate.

(14)     Controlled by the Detroit Affiliate.

(15)     Controlled by the Knoxville Affiliate.

(16)     Controlled by the Kansas City Affiliate.

(17)     Acquired as Company Offices in 1995.

Management of Company Offices and Affiliates

         The Company believes that a decentralized approach of organizing its business into regional offices, in some cases with satellite offices reporting to them, allows the Company to be responsive to individual clients, as well as allowing it to better serve its local and regional markets. Each Company Office and Affiliate is responsible for marketing and sales, and consulting activities in its assigned region. Through the Company's Affiliate network arrangement, the Company's clients have access to the entire Company network of Company Offices and Affiliates. See "Business - Affiliate Arrangements."

         A "Regional Managing Principal" oversees each Company and Affiliate regional office and has the authority to develop and implement the regional marketing plan for the Company Offices or Affiliate offices in the region. The Company operates under an operating hub system to oversee its network of Company and Affiliate offices. Under this structure, the Regional Managing Principal reports to a Group Executive Vice President ("Group EVP") responsible for that operating unit. Each Regional Managing Principal of a Company Office currently receives, among other compensation, an annual salary and a bonus based on the operating income achieved in his or her respective region.

Affiliate Arrangements

         The Basic Affiliate Relationship

         The Company has previously entered into agreements ("Affiliate Agreements") with Affiliates, which are independent franchisee businesses, to provide the Company's career management consulting services within the geographic area defined in each Affiliate Agreement (the "Exclusive Territory"). Affiliates render such services exclusively under the Company's registered service mark, "Right Associates(R)". Under the Affiliate Agreements, the Company assists the Affiliates in various ways in the provision of career management consulting services. See "Business - Affiliate Arrangements - Company Training of Affiliates" and "Affiliates' Payment of Fees and Royalties to Company."

         Under the Affiliate Agreements, the Company is precluded from establishing or maintaining Company Offices or otherwise soliciting customers, conducting its consulting business or licensing other Affiliates to operate in the Exclusive Territory of a particular Affiliate. In turn, the Affiliate is prohibited from establishing or maintaining its own offices or "satellites," soliciting customers or engaging in career management consulting within Exclusive Territories which the Company currently or in the future grants to other Affiliates or assigns to Company Offices. A Company Office or an Affiliate may, however, on a non-exclusive basis, perform sales and consulting activities in any territory that has not been made the Exclusive Territory of another Company Office or of an Affiliate.

         There is not a formal Affiliate organization; however, a Management Advisory Committee (the "Advisory Committee") exists which considers matters of general concern to the Affiliates. The Advisory Committee is comprised of four members appointed by the Company's management and three members elected by the Affiliates for a three year term.

         Company Training of Affiliates

         The Affiliate Agreement requires the Company to train the Affiliate and its employees in the selling and the delivery of career management consulting services. The Company is responsible for overall guidance and has established Company standards and policies relating to its consulting services. The Company provides proprietary sales and consulting materials, administrative forms (including, among other things, guidelines for consulting client-employers and terminated employees), materials used in conjunction with marketing the consulting services and administration of its office and materials relating to the Company's system of monitoring the progress of terminated employees. The Company provides guidance, if requested by the Affiliates, with respect to the hiring of the Affiliate's employees, the use and development of sales programs and general issues of office operation and sales. The cost of such optional assistance by the Company is paid for by the Affiliate, unless the Company otherwise agrees not to charge for these services. The Company also provides marketing support, public relations advertising and promotional support, consisting of national and international media efforts directed by an in-house marketing staff.

         Affiliates' Payment of Fees and Royalties to Company

         In consideration of the Company providing services, training and licensing the use of its federally-registered service mark, the Affiliate generally pays to the Company the following fees (which are not in the order of their contribution to Company revenue): (1) a one-time non-refundable initial Affiliate (franchise) fee; (2) a 10% royalty on the Affiliate's total gross receipts; (3) a fee for services rendered in assisting the Affiliate in selling the Company's programs to the employer-client; and (4) a fee for services rendered in providing consulting services to terminated employees on certain contracts and accounts sold and managed by Affiliates.

         Term, Supervision and Termination of Affiliate Agreements

         The Company's Affiliate Agreements provide for an initial term of three or five years and are automatically renewed from year to year unless either party gives the other notice of non-renewal (which may be without cause) at least 120 days prior to the expiration of the then current term (unless a longer notice period is required by local franchise laws).

         During the term of the Affiliate Agreement, the Company may terminate the arrangement, subject to local franchise laws and cure periods specified in the Affiliate Agreements, for a variety of reasons, including a material breach of such Agreement by the Affiliate, the failure by the Affiliate to achieve at least 75% of the minimum volume of business set forth in its Affiliate Agreement in any year of the Affiliate's operation or the Affiliate's failure to otherwise conduct normal business operations diligently and regularly or to use its best efforts to sell and provide career transition consulting services, or the Affiliate's failure to adhere to the written service standards established by the Company in consultation with the Advisory Committee. Company may also terminate an Affiliate Agreement due to the death, disability or retirement of key Affiliate personnel or of principal stockholders of an Affiliate.

         The Company has offered and implemented with substantially all of its existing North American Affiliates an addendum to their respective Affiliate Agreements. Under the terms of the addendum, the Company relinquishes its right to give notice of non-renewal of the Affiliate's Affiliate Agreement upon the expiration of its initial or one of its renewal terms. However, the Advisory Committee is empowered to terminate, upon specified grounds, the Affiliate Agreement of Affiliates who sign the addendum. In addition, the addendum permits the Company to terminate the Affiliate Agreement of any Affiliate if certain trends in the volume of business generated by the Affiliate deviate by more than specified amounts below the comparably defined trends for all North American offices of the Company and its Affiliates measured as a group.

         An Affiliate may terminate the Affiliate Agreement at any time (after a specified cure period) upon a material breach of the Affiliate Agreement by the Company.

         The Company has agreed with substantially all of its existing North American Affiliates that in the event the Company offers to any other North American Affiliate any provision in the Affiliate Agreement with such other North American Affiliate which is more beneficial to such other North American Affiliate than the terms of the existing Affiliate Agreements with the rest of the current North American Affiliates, then the new provision will be offered to all existing North American Affiliates, except for provisions added or deleted to (a) comply with a particular state or provincial law or regulation; (b) maintain in force prior agreements with specific Affiliates; or (c) address the unique nature or character of other businesses or activities engaged in by a specific Affiliate.

         Affiliates' Right of First Refusal

         Pursuant to the Affiliate Agreements, the Affiliates may have a right of first refusal to purchase shares of the Company's Common Stock in case of certain proposed sales or exchanges of the Company's Common Stock. Under the terms of the Affiliate Agreements, in the event that 51% or more of the Common Stock of the Company is proposed to be sold by one or more stockholders of the Company in a single transaction (exclusive of a corporate merger or consolidation in which the Company is not the surviving party and transactions in which the common stock of another company is exchanged for the Common Stock of the Company), the Affiliates may have a right of first refusal to acquire the Common Stock of the Company being sold under the same terms as the proposed transaction.

Acquisitions

         During 1995, the Company completed three separate acquisitions of outplacement consulting firms. Two of the transactions resulted in the Company acquiring the assets of former Affiliates of the Company, located in Cupertino, California and Providence, Rhode Island. The third transaction resulted in the Company acquiring the outstanding stock of LM&P, SA located in Paris, France. The total purchase price for these acquisitions aggregated approximately $8,150,000, including costs of acquisition. The acquisitions were consummated through combinations of cash, assumption of incomplete outplacement contracts and obligations to pay certain defined incentives based upon the results of the acquired entities subsequent to the transactions.

         During the period 1991 through 1994, the Company completed eight separate acquisitions of outplacement consulting firms for combinations of cash, future defined incentives, incomplete outplacement contracts and other considerations. The total purchase price for these transactions aggregated approximately $12,542,000 including costs of acquisition.


Competition

         The Company competes against other providers of career transition consulting services and other human resource consulting services. The Company believes that, based on revenue, it, together with its Affiliates, is the second largest provider of career management services in the world, behind Drake Beam Morin, Inc., a subsidiary of Harcourt General, Inc. The Company believes that the principal methods of competition in its industry are quality of service, professional staff and price. On a regional basis, the Company competes against several outplacement and other human resource consulting firms that concentrate and are well-established in a particular region. The Company believes that the cost for its services is competitive, based on the quality and value of services offered. The Company may also face competition from future expansion by other entities into the career transition consulting services and other human resource consulting businesses.

Government Regulation

         The offering of Affiliate Agreements to prospective Affiliates by the Company and certain aspects of the on-going relationship between the Company and the Affiliates are subject to the franchise regulations of the Federal Trade Commission (the "FTC") and to various franchise laws enacted by certain of the states in which the Company's Affiliates are located. FTC regulations require the Company to make certain specified disclosures to a prospective Affiliate prior to the consummation of any Affiliate arrangements. These disclosures generally relate to the Company, the business which is subject to the Affiliate Agreement and the terms of the Affiliate Agreement. The provisions and scope of the state laws vary. In some states, the Company is required to register the offering of the Affiliate Agreements with regulatory agencies and to license Company personnel who are directly involved in offering the Affiliate Agreement to prospective Affiliates. Some states also regulate certain terms of the Affiliate Agreement, primarily the terms upon which the Company can terminate an Affiliate Agreement for cause or can decline to renew an Affiliate Agreement after it expires. Other states' laws impose on the Company general duties of fair dealing with the Affiliates and prohibit unfair discrimination among or against Affiliates. As a result of such laws regulating relationships with the Affiliates in certain states, the Company has less flexibility than it would otherwise have in structuring such relationships.

Information Relating to Foreign Operations

         See the Company's Consolidated Financial Statements, Note J, "Geographic Segments", contained in the Company's Annual Report to Shareholders, for information regarding the Company's foreign operations. This information is responsive to Item 101(d) of Regulation S-K and is incorporated by reference herein.

Employees

         At February 29, 1996, the Company and its subsidiaries employed 759 persons full-time, including 15 in senior management, 85 in other managerial and professional roles, 369 in field operations as consultants, and 290 in clerical capacities. In addition, the Company employed 264 persons on a part-time basis as professional consultants. Consultants are generally required to have prior executive or management experience and are provided Company training. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its employee relations are good.

Item 2:  Properties

         The Company leases approximately 22,618 square feet for its corporate headquarters in the 1818 Market Street Building in Philadelphia, Pennsylvania. The initial term of the lease expires December 15, 2005 and is at an annual base rent of approximately $509,000, subject to annual operating expense escalation clauses. The Company has the option to extend the lease for an additional term of five years on the same terms and conditions, except that the rent will be changed to the then current market rate for the building.

         All office space for Company Offices is leased. The leases typically have three to five year terms and some have renewal options. The Company leases approximately 526,000 square feet for all Company Offices, including the corporate headquarters, at an aggregate base yearly rental of approximately $11,301,000. Most of these leases are also subject to annual operating expense escalation clauses. The Company believes its facilities are adequate.

Item 3:  Legal Proceedings

         The Company is not a party to, nor is its property the subject of, any material pending legal proceedings.

Item 4:  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 4a:  Executive Officers of the Registrant

         Each of the following executive officers of the Company has been appointed by the Board of Directors and serves at the discretion of the Board. All of the executive officers are expected to devote their full business time to the Company's affairs.


     Name                      Age               Positions
    -----                      ---               ---------
Richard J. Pinola              50       Chairman of the Board of Directors and
                                          Chief Executive Officer

Frank P. Louchheim             72       Founding Chairman and Director

Joseph T. Smith                60       President, Chief Operating Officer and Director

G. Lee Bohs                    36       Executive Vice President, Chief Financial Officer,
                                        Secretary and Treasurer

Joseph E. Jannotta, Jr.        68       Executive Vice President, Career Management
                                        Consulting and Director

Manville D. Smith              57       Executive Vice President of Business Development

Larry A. Evans                 53       Executive Vice President and Director

Nancy N. Geffner               56       Group EVP - Greater New York Region and Director

Victor V. Coppola              53       Group EVP - Mid-Atlantic U.S. Region

Peter J. Doris                 49       Group EVP - Southeast U.S. Region

David S. Orr                   61       Group EVP - North Central U.S. Region

Warren R. Radtke               60       Executive Vice President  - Northeast U.S. Region

Gary L. Saenger                51       Executive Vice President - Southwest U.S. Region

Terry W. Szwec                 45       Executive Vice President - Canadian Region

George L. Whitwell             55      Executive Vice President - Northwest and
                                         South Central U.S.  Regions


         Mr. Pinola was elected as a Director by the Board in October 1989. Mr. Pinola is a Certified Public Accountant and joined Penn Mutual Life Insurance Company in 1969 and was appointed Senior Vice President, Insurance Business in 1984. He was promoted to Executive Vice President of Insurance, Pensions and Marketing in 1987 and was appointed President and Chief Operating Officer in 1988, which positions he held until his resignation in September 1991. Mr. Pinola was a financial consultant to various organizations from September 1991 until July 1992, at which time he was appointed President and Chief Executive Officer of the Company. Effective January 1, 1994, Mr. Pinola was appointed Chairman of the Board of Directors and continues as Chief Executive Officer. Mr. Pinola also serves as a director on the Board of K-Tron International, a publicly held company.

         Mr. Louchheim was one of the founders of the Company and from November 1980 until September 1987, Mr. Louchheim served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. From January 1992 to December 31, 1993, he served as the full-time Chairman of the Board of Directors. Effective January 1, 1994, Mr. Louchheim was appointed Founding Chairman and continues as a Director.

         From 1963 to 1980, Mr. Joseph Smith was employed at the Penn Mutual Life Insurance Company, where he worked in increasingly responsible positions. He was appointed Second Vice President of Administrative Services in 1973, and in 1976 was promoted to Vice President of Administration and Human Resources. From 1981 to 1984, Mr. Smith worked as an independent consultant offering a range of consulting services to businesses. He joined the Company as a Senior Consultant in Professional Services in August 1984 and, from August 1988 until September 1992, held the position of Regional Managing Principal of the Company's Philadelphia Office. Mr. Smith was elected as a Director in May 1991. From September 1992 through December 1993, Mr. Smith served as the Company's Chief Operating Officer. Effective January 1, 1994, Mr. Smith was appointed President and continues as Chief Operating Officer.

         From June 1981 to January 1987, Mr. Bohs was employed at the regional Certified Public Accounting firm of Asher & Company, Ltd., initially as a staff accountant, and then as an accounting and auditing manager. He joined the Company as Manager of Financial Reporting in January 1987, and was elected Treasurer in December 1987 and Vice President, Finance, effective January 1989. From March 1991 until December 1995, Mr. Bohs served as Senior Vice President and Chief Financial Officer. He was appointed Secretary by the Board of Directors in May 1995. Effective January 1996, he was promoted to Executive Vice President and continues to serve as Chief Financial Officer.

         Mr. Joseph E. Jannotta was appointed Director by the Board in October 1994. For 25 years Mr. Jannotta worked for Jewel Companies, Inc., a multibillion retailing conglomerate. He had roles in sales and management development, and he spent his last five years as Vice President of Human Resources of Osco Drug, the second largest U.S. drug store chain. From 1975 to 1978, Mr. Jannotta was an owner and operator of a Company that introduced Yoplait Yogurt to the U.S., until it was sold to General Mills in 1978. In 1978, Mr. Jannotta founded Jannotta, Bray & Associates, Inc. a $17 million career management consulting firm where he served as Chairman until the Company acquired it in September 1994.

         Mr. Manville Smith worked for the 3M Company where he had a twenty year career in a variety of positions, including Managing Director for several international subsidiaries and operations. Subsequently, Mr. Smith went to work for the Parker Pen Company where he served as Vice President of Strategic Planning from July 1980 to April 1981. In April 1981, Mr. Smith was promoted to President of the Parker Pen Company with worldwide responsibility for this manufacturer of quality writing instruments, where he served until July 1984. From July 1984 until July 1988, Mr. Smith provided strategic planning consulting to various organizations. In 1988, Mr. Smith joined the operations of the Company's Florida Affiliate as Executive Director, where he provided consulting services. In July 1994, Mr. Smith joined the Company as Executive Vice President, Business Development, responsible for strategic business development on a worldwide basis.

         Prior to May 1978, Mr. Evans was professionally involved in the international finance and venture capital industries. From May 1978 to November 1980, Mr. Evans was employed as an independent outplacement consultant for Bernard Haldane Associates, Inc., reporting to Mr. Louchheim. Since November 1980, Mr. Evans has served as Executive Vice President and a Director of the Company. In January 1988, Mr. Evans was named Regional Sales Manager of the New York City Office and, in January 1990, Mr. Evans was named Regional Managing Principal of the Company's Stamford, Connecticut Office. From September 1992 until April 1995, Mr. Evans held the position of Regional Managing Principal of the Company's Philadelphia Office. In May 1995 Mr. Evans joined the Company's Corporate office where he works together with the Company's regional offices in marketing to major national and international accounts.

         From August 1979 to February 1981, Ms. Geffner was a Career Consultant with Bernard Haldane Associates, Inc. Since March 1981, Ms. Geffner has served as Regional Managing Principal of the Company's New York City Office. In June 1983, Ms. Geffner was elected to the Board of Directors and in December 1983 was named an Executive Vice President of the Company. In 1993, Ms. Geffner took on the additional responsibilities of directing the Company's Key Executive Service program, the consulting program for senior executives, throughout the United States and Canada. Effective January 1996, Ms. Geffner resigned from this role and was appointed Group EVP for the Greater New York Region.

         From 1967 to 1995, Mr. Coppola was employed by Coopers & Lybrand LLP, where he served in various capacities including Human Resources Partner at the New York office, Managing Partner at the firm's Baltimore office, National Director of Middle Market Business Services and finally, Partner in the Middle Market Group in the Philadelphia office. Mr. Coppola is a co-author of the book Coopers & Lybrand Guide to Growing Your Business and the recipient of the Blair Thompson Award for his support of entrepreneurism in the Philadelphia metropolitan area. In May 1995, Mr. Coppola joined the Company as the Regional Managing Principal of the Company's Philadelphia region. In addition to this role, effective January 1, 1996, Mr. Coppola was appointed Group EVP for the Mid-Atlantic U.S. Region.

         Prior to joining Right Associates, Mr. Doris was Senior Vice President of Human Resources for a large New York City based bank. From 1986 to 1990, Mr. Doris was Senior Vice President, Sales and Operations of the Company. Effective January 1991, he became a Group EVP in which capacity he is currently responsible for the Southeast U.S. Region.

           Prior to 1990, Mr. Orr had a thirty one year career in the telecommunications industry in which he was a senior officer for Indiana Bell, Vice President - Regional Business Services for AT&T, Vice President - Marketing Planning with Ameritech Services and, finally, President of Ameritech Communications. In 1990, Mr. Orr joined Jannotta, Bray & Associates as an Executive Program Consultant, a position he held until it was acquired by the Company in September 1994. Subsequent to the acquisition, Mr. Orr served as Regional Managing Principal for the Chicago Region of Right/Jannotta Bray until February 1995 when he was promoted to Group EVP in which capacity he is currently responsible for the North Central U.S. Region.

           From 1965 to 1980, Mr. Radtke was the owner of an independent human resource consulting firm specializing in executive outplacement, performance appraisal systems, career management, organizational development and management assessments. He joined the Right Associates(R) network in 1980 as the Regional Managing Principal of the Boston, Massachusetts Affiliate office. Mr. Radtke joined the Company in December 1992 and through December 31, 1993 served as the Regional Managing Principal of the Company's Boston region. Effective January 1, 1994, Mr. Radtke became Group EVP for the Northeast U.S. Region and continues to serve as Regional Managing Principal of the Company's Boston region.

         Mr. Saenger spent over ten years with American Hospital Supply Corporation, where he served in various human resources functions at the senior management level. From 1982 to 1985, Mr. Saenger was with Transaction Technology Incorporated, a subsidiary to CitiCorp, where he managed the human resources function. From 1985 to 1991, Mr. Saenger was Senior Vice President of Security Pacific Automation Company, Inc., a subsidiary of Security Pacific Corporation, where had full responsibility for human resource policy and implementation. In 1991, Mr. Saenger joined the Company as the Regional Managing Principal of the Company's Los Angeles region. Effective February 1995, Mr. Saenger became Group EVP for the Southwest U.S. Region. Mr. Saenger has an M.A. in Personnel from Idaho State University.

         Mr. Szwec was employed as Product Manager for Bristol Myers Canada, Ltd. from 1969 until 1970, when he left to become Manager of Training and Development for de Havillard Aircraft, Ltd. In 1976, Mr. Szwec became Director of Human Resources for Control Data Canada, Ltd., where he stayed until 1986 when he began his own consulting practice specializing in executive training and development, human resources effectiveness and career planning. Mr. Szwec joined the Right Associates(R) network in 1987 as then Regional Managing Principal of the Toronto Affiliate office. Mr. Szwec joined the Company in November 1990 as Regional Managing Principal of the Company's Toronto region. Effective January 1, 1994, Mr. Szwec became Group EVP for the Canadian Region and continues to serve as the Regional Managing Principal of the Company's Toronto region.

           From July 1968 to February 1983, Mr. Whitwell held various management positions, including Director of Outplacement for Fox-Morris Associates, Inc., a Philadelphia, Pennsylvania-based personnel consulting firm. From February 1983 to June 1986, Mr. Whitwell served as Senior Vice President, Field Operations, of the Company. Mr. Whitwell was a Director of the Company from March 1985 to May 1991 and from June 1986 to September 1987 was Executive Vice President, Field Operations of the Company. For the period October 1987 through December 1990, Mr. Whitwell served as the Regional Managing Principal of the Company's Parsippany, New Jersey office. Effective January 1991, he became a Group EVP in which capacity he is currently responsible for the Northwest and South Central U.S. Regions. Mr. Whitwell also serves as the Regional Managing Principal of the Company's San Francisco region.

           Each executive officer has been elected for a term expiring with the first Board of Directors' meeting held after the next annual meeting of shareholders.

                                     PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters

           Incorporated by reference is the information appearing under the caption "Common Stock Data" in the Company's 1995 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6:    Selected Financial Data

           Incorporated by reference is the information appearing under the caption "Selected Financial Data" in the Company's 1995 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this report.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

           Incorporated by reference is the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 8:    Financial Statements and Supplementary Data

           Incorporated by reference is the information appearing under the caption "Consolidated Balance Sheets", "Consolidated Statements of Income", Consolidated Statements of Stockholders' Equity", Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III

           The information called for by Items 10 through 13 of Form 10-K (except for the information set forth on pages 11-14 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Election of Directors", "Executive Compensation", "Voting Securities, Voting Rights and Security Ownership" and "Ratification of Appointment of Independent Certified Public Accountants" contained in the Company's definitive Proxy Statement with respect to its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a)       1. Financial statements

                    The following is a list of financial statements which have been incorporated by reference from the Company's 1995 Annual Report to Shareholders, as set forth in Item 8:


                    Report of Independent Public Accountants Consolidated Balance Sheets as of December 31, 1995 and 1994 Consolidated Statements of Income for each of the three years in the period ended December 31, 1995
                    Consolidated Statements of Changes in Stockholders' Equity
                             for each of the three years in the period ended December 31, 1995
                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995
                    Notes to Consolidated Financial Statements


                    2. Financial statement schedule

Report of Independent Public Accountants
Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or because the required information is contained in the Company's consolidated financial statements or the notes thereto.

                   3. Exhibits required to be filed by Item 601 of
                      Regulation S-K:

                                INDEX TO EXHIBITS

Exhibit No.


3.1. Company's Articles of Incorporation, together with all amendments thereto, (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).

3.2. Company's By-Laws (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1988, filed March 30, 1989).

10.01 Agreement among Right Management Consultants, Inc. and Right Human Resources Consultants, Inc., dated December 26, 1984 (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986).

10.02 Agreement among Right Management Consultants, Inc. and Midwest Reemployment Consultants, Inc. dated February 15, 1985 (incorporated by reference the Company's Form S-1 (File No. 33-9034), filed September 25, 1986).

10.03 Agreement among Right Management Consultants, Inc. and Human Resources, Inc., dated December 26, 1984 (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25,
           1986).

10.04 Form of Incentive Stock Option Plan, adopted by the Company's shareholders on November 24, 1986, to be effective as of September 8, 1986 (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).

10.05 Non-Qualified Stock Option Plan, adopted, as of April 30, 1984 (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986).

10.06 1986 Shareholders' Agreement (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).

10.07 401(k) Savings Plan (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986). *

10.08 Amendment to Employment Agreement between Right Management Consultants, Inc. and Frank P. Louchheim, dated January 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992). *

10.09 Supplemental Deferred Compensation Plan for Richard J. Pinola, dated July 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992). *

10.10 Further Amendment to Amended and Restated Employment Agreement between Right Management Consultants, Inc. and Frank P. Louchheim dated February 16, 1993. *

10.11 1993 Stock Option Plan (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 33-58698), filed February 23, 1993). *

10.12 Purchase Agreement dated September 1, 1994 by and between Registrant and Jannotta, Bray and Associates, Inc. (Schedules omitted) (incorporated by reference to the Company's Form 8-K, dated September 1, 1994).

10.13 Employment Agreement dated September 1, 1994 by and between Registrant and Joseph E. Jannotta, Jr. (incorporated by reference to the Company's Form 8-K, dated September 1, 1994). *


* These documents are compensatory plans or agreements required to be filed as Exhibits.

10.14 Employment Agreement dated September 1, 1994 by and between Registrant and Harold B. Bray, Jr. (incorporated by reference to the Company's Form 8-K, dated September 1, 1994). *

10.15 Employment Agreement dated September 1, 1994 by and between Registrant and David Maguire (incorporated by reference to the Company's Form 8-K, dated September 1, 1994).*

10.16 Restrictive Covenant dated September 1,1994 by and between Registrant and Joseph E. Jannotta, Jr. (incorporated by reference to the Company's Form 8-K, dated September 1, 1994). *


10.17 Restrictive Covenant dated September 1,1994 by and between Registrant and Harold B. Bray, Jr. (incorporated by reference to the Company's Form 8-K, dated September 1, 1994). *


10.18 Amended and Restated Revolving Credit and Term Loan Agreement between Right Management Consultants, Inc., et al and PNC Bank, National Association, dated June 30, 1994, with modifications dated August 26, 1994 and November 16, 1994.

10.19 $5,000,000 Term Note between Right Management Consultants, Inc. and its wholly-owned subsidiaries and PNC Bank, National Association, dated August 26, 1994.

10.20 Lease Agreement between Metropolitan Life Insurance Company and Right Management Consultants, Inc., dated October 18, 1983 and amended on August 12, 1986; November 6, 1987; and July 15, 1991.

10.21 Purchase Agreement dated February 15, 1995 by and between Registrant and Worth Associates, Inc. and Robert A. Fish (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 15, 1595, filed May 15, 1995).

10.22 1993 Stock Incentive Plan, as amended (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*

10.23 Director's Stock Option Plan of the Company (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*

10.24 Fifth Modification Agreement to the June 30, 1994 Amended and Restated Revolving Credit and Term Loan Agreement between Right Management Consultants, Inc., et al and PNC Bank, National Association, dated August 31, 1995 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 1995, filed November 14, 1995).

10.25 Employment Agreement dated December 12, 1995 by and between Right Management Consultants, Inc. and Richard J. Pinola. *

10.26 Employment Agreement and Supplemental Deferred Compensation Plan dated December 12, 1995 by and between Right Management Consultants, Inc. and Joseph T. Smith. *

11.        Consolidated Earnings per Share Calculations. *

13. Portions of the Company's 1995 Annual Report to Shareholders expressly incorporated by reference.

* These documents are compensatory plans or agreements required to be filed as Exhibits.

21.        Subsidiaries of the Company.

23.        Consent of Arthur Andersen LLP.

27.        Financial Data Schedule+

 (b)       Report on Form 8-K.

           The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.










+Filed in electronic form only.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       RIGHT MANAGEMENT CONSULTANTS, INC.

                             By: /s/ Richard J. Pinola
                                 ---------------------------------
                                 Richard J. Pinola,
                                 Chairman of the Board and
                                 Chief Executive Officer


                             Dated: March 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                         Title                   Date
         ----------                         -----                   ----

/s/ Richard J. Pinola      Chairman of the Board
    --------------------   and Chief Executive Officer          March 29, 1996
    Richard J. Pinola

/s/ G. Lee Bohs            Chief Financial
- ------------------------   Officer and Principal
    G. Lee Bohs            Accounting Officer                   March 29, 1996

/s/ Frank P. Louchheim
- ------------------------   Director                             March 29, 1996
    Frank P. Louchheim

/s/ Joseph T. Smith
- ------------------------   Director                             March 29, 1996
    Joseph T. Smith

/s/ John R. Bourbeau
- ------------------------   Director                             March 29, 1996
    John R. Bourbeau

/s/ Larry A. Evans
- ------------------------   Director                             March 29, 1996
    Larry A. Evans

/s/ Nancy N. Geffner
- ------------------------   Director                             March 29, 1996
    Nancy N. Geffner

/s/ Joseph E. Jannotta, Jr.
- ------------------------   Director                             March 29, 1996
    Joseph E. Jannotta, Jr.

/s/ Raymond B. Langton
- ------------------------   Director                             March 29, 1996
    Raymond B. Langton

/s/ Rebecca J. Maddox
- ------------------------   Director                             March 29, 1996
    Rebecca J. Maddox

/s/ Catherine Y. Selleck
- ------------------------   Director                             March 29, 1996
    Catherine Y. Selleck


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To Right Management Consultants, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Right Management Consultants, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 31, 1996. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management. This schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           Arthur Andersen LLP

Philadelphia, Pennsylvania
 January 31, 1996

                       Right Management Consultants, Inc.

          Schedule II - Valuation and Qualifying Accounts and Reserves

                       For the Years 1995, 1994 and 1993



                                                                    Additions
                                                          -------------------------------
                                           Balance at      Charged to         Charged to                         Balance at
                                          Beginning of     Costs and            Other                              End of
Descripition                                 Year           Expenses           Accounts        Deductions            Year
- ------------                                 ----           --------           --------        ----------            ----
1995:
- ----

Allowance for doubtful accounts            $651,000        $400,000                --          $297,000 (1)        $754,000

Deferred income tax asset valuation
        reserve                            $391,000            --                  --          $391,000 (3)            --

1994:
- ----

Allowance for doubtful accounts            $794,000        $ 75,000                --          $218,000 (1)        $651,000

Deferred income tax asset valuation
        reserve                            $583,000            --                  --          $192,000 (3)        $391,000

1993:
- ----

Allowance for doubtful accounts            $318,000        $485,900                --            $9,900 (1)        $794,000

Deferred income tax asset valuation
        reserve                                --          $134,000           $449,000 (2)                         $583,000

(1)  Accounts deemed to be uncollectible.
(2) Cost incurred with the adoption of SFAS 109 as of January 1, 1993. See the Company's Consolidated Financial Statements, Notes A and E for further explanation.
(3) Reduction due to the the utilization, benefit and expiration of certain foreign net operating losses.

                                  EXHIBIT INDEX




Exhibit No.                    Exhibit
- ----------                     -------


10.25 Employment Agreement dated December 12, 1995 by and between Right Management Consultants, Inc.
               and Richard J. Pinola.

10.26          Employment Agreement and Supplemental Deferred
               Compensation Plan dated December 12, 1995 by and between Right Management Consultants, Inc. and Joseph T. Smith.

11.            Consolidated Earnings per Share Calculations.

13.            The Company's 1995 Annual Report to
               Shareholders, portions of which are incorporated by reference.

21.            Subsidiaries of the Company.

23.            Consent of Arthur Andersen LLP.

27.            Financial Data Schedule+




+Filed in electronic form only.