Form 10-Q
period 1996-03-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 1996-05-15
CIK 802806

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1996

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

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

                 Yes __X__                        No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996:

      Common Stock, $0.01 par value                             4,166,723
                Class                                        Number of Shares

                       Right Management Consultants, Inc.
                           Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                      March 31,    December 31,
                                                                        1996           1995
                                                                    (Unaudited)
                                   Assets

Current Assets:
  Cash and cash equivalents                                           $ 10,100       $  8,965
  Accounts receivable, trade, net of allowance for
    doubtful accounts of $728 and $754                                  21,909         16,918
  Royalties and fees receivable from Affiliates                          5,615          4,303
  Note receivable                                                          233            233
  Prepaid expenses                                                       1,659          1,360
  Deferred income taxes                                                    439            600
                                                                      --------       --------
       Total current assets                                             39,955         32,379
                                                                      --------       --------

Property and equipment, less accumulated depreciation of
  $10,779 and $9,518                                                     8,182          7,447
                                                                      --------       --------

Other Assets:
  Intangible assets, less accumulated amortization of $7,093
    and $6,657                                                          20,261         17,824
  Deferred income taxes                                                  1,392          1,221
  Note receivable                                                          137            146
  Other                                                                  1,308          1,214
                                                                      --------       --------
                                                                        23,098         20,405
                                                                      --------       --------
       Total Assets                                                   $ 71,235       $ 60,231
                                                                      ========       ========


                   Liabilities and Stockholders' Equity

Current Liabilities:
  Line of credit                                                      $  1,325       $  1,325
  Current portion of long-term debt and other obligations                6,695          2,227
  Accounts payable                                                       3,970          3,643
  Commissions payable                                                    2,064          2,735
  Accrued incentive compensation and benefits                            2,156          3,543
  Accrued redundancy costs                                                 119            115
  Other accrued expenses                                                 6,109          2,222
  Deferred income                                                        6,125          3,435
                                                                      --------       --------
       Total current liabilities                                        28,563         19,245

Long-term debt and other obligations                                     4,022          5,741
                                                                      --------       --------

Deferred compensation                                                    1,741          1,619
                                                                      --------       --------

Commitments and Contingent Liabilities (Note F)

Stockholders' Equity:
  Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding
  Common stock, $.01 par value; 20,000,000 shares authorized;
    4,403,175 and 4,313,816 shares issued                                   44             43
  Additional paid-in capital                                             8,526          7,655
  Retained earnings                                                     29,049         26,636
  Cumulative translation adjustment                                       (193)          (191)
                                                                      --------       --------
                                                                        37,426         34,143
  Less treasury stock, at cost, 252,952 shares                            (517)          (517)
                                                                      --------       --------
                                                                        36,909         33,626
                                                                      --------       --------
       Total Liabilities and Stockholders' Equity                     $ 71,235       $ 60,231
                                                                      ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       Right Management Consultants, Inc.
                        Consolidated Statements of Income

                                                     Three months ended
                                                         March 31,

                                                      1996           1995
                                                  (Unaudited)     (Unaudited)
Revenue:

Company Office revenue                             $ 31,208       $ 26,279
Affiliate royalties                                   1,247          1,125
                                                   --------       --------

Total revenue                                        32,455         27,404

Costs and expenses:

Consultants' compensation                            10,931          9,490
Company Office sales and consulting support           2,487          2,085
Company Office administration                        11,165          9,678
General sales, consulting and administration          3,856          3,204
                                                   --------       --------

                                                     28,439         24,457
                                                   --------       --------

Income from operations                                4,016          2,947

Other income (expense):

Interest income                                         153             97
Interest expense                                       (172)          (195)
                                                   --------       --------

                                                        (19)           (98)
                                                   --------       --------

Income before income taxes                            3,997          2,849


Provision for income taxes                            1,588          1,127
                                                   --------       --------

Net income                                         $  2,409       $  1,722
                                                   ========       ========

Earnings per share:

Net income                                         $   0.55       $   0.42
                                                   ========       ========


Weighted average number of shares outstanding         4,417          4,098
                                                   ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       Right Management Consultants, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                    Quarter ended March 31,

                                                                      1996           1995
                                                                   (Unaudited)    (Unaudited)
Operating Activities:
  Net income                                                        $  2,409      $  1,722
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                    1,155         1,037
      Deferred income taxes                                              (10)         (410)
      Compensation from restricted stock agreements                      182          --
      Other non-cash charges                                              92           147
      Revenue recognized for assumption of incomplete contracts         --            (172)
      Provision for doubtful accounts                                     75           175
      Changes in operating accounts:
        Accounts receivable, trade and from Affiliates                (5,125)       (5,828)
        Prepaid expenses and other assets                               (324)         (374)
        Accounts payable and accrued expenses                          2,176        (3,113)
        Commissions payable                                             (668)          357
        Deferred income                                                2,264         2,089
                                                                    --------      --------

  Net cash provided by operating activities                            2,226        (4,370)

Investing Activities:
  Purchase of property and equipment                                  (1,003)         (667)
  Net cash paid for acquisitions                                        --          (1,108)
                                                                    --------      --------

  Net cash utilized by investing activities                           (1,003)       (1,775)

Financing Activities:
  Payment of long-term debt and other obligations                       (786)         (562)
  Proceeds from stock issuances                                          690            72
                                                                    --------      --------

  Net cash utilized by financing activities                              (96)         (490)

Effect of exchange rate changes on cash and
 cash equivalents                                                          8            57
                                                                    --------      --------

Increase (decrease) in cash and cash equivalents                       1,135        (6,578)

Cash and cash equivalents, beginning of year                           8,965         9,156
                                                                    --------      --------

Cash and cash equivalents, end of period                            $ 10,100      $  2,578
                                                                    ========      ========



Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                       $     82      $    108
                                                                    ========      ========

     Income taxes                                                   $  1,123      $    809
                                                                    ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Certain amounts have been reclassified in the 1995 Consolidated Statement of Income to conform with the 1996 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

NOTE B - ACQUISITIONS

     In early April 1996, the Company acquired the outstanding stock of People Tech Consulting, Inc. ("People Tech"), headquartered in Toronto, Canada, effective March 1, 1996. The accompanying consolidated financial statements reflect the March operating results and restructuring charges related to People Tech.

     The aggregate purchase price of the acquisition was approximately $2,950,000, including the costs of acquisition. The purchase price exceeded the fair value of the assets acquired by approximately $2,750,000.

     In connection with this acquisition, the Company utilized 4.0 million Canadian dollars (or approximately $2.9 million) from its line of credit at the floating primary rate of the bank.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - DEBT

     The current portion of long term debt and other obligations, including the acquisition debt, relates to increased maturity for existing debt and approximately $3,608,000 in connection with the People Tech acquisition.

NOTE D - OTHER ACCRUED EXPENSES

     The increase in other accrued expenses relates primarily to the Company's payroll disbursed in April 1996 and restructuring reserves in connection with the acquisition of People Tech.

NOTE E - GEOGRAPHIC SEGMENTS

     Summarized operations of each of the Company's geographic segments in the aggregate as of March 31, 1996 and 1995 and for the three month periods then ended are as follows:

                                      (Dollars in Thousands)
         1996                  US        Canada     Europe       Total

Identifiable assets         $58,445     $ 7,338     $ 5,452     $71,235
                            =======     =======     =======     =======

Revenue                     $27,913     $ 1,794     $ 2,748     $32,455
                            =======     =======     =======     =======

Operating income            $ 3,626     $   226     $   164     $ 4,016
                            =======     =======     =======     =======

Depreciation and
   amortization             $   960     $    86     $   109     $ 1,155
                            =======     =======     =======     =======

Capital expenditures        $   943     $    27     $    33     $ 1,003
                            =======     =======     =======     =======

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - GEOGRAPHIC SEGMENTS (continued)

                                       (Dollars in Thousands)
         1995                  US        Canada      Europe       Total
Identifiable assets         $48,352     $ 1,926     $ 3,088      $53,366
                            =======     =======     =======      =======

Revenue                     $24,541     $ 1,451     $ 1,412      $27,404
                            =======     =======     =======      =======

Operating income (loss)     $ 2,747     $   261     $   (62)     $ 2,946
                            =======     =======     =======      =======

Depreciation and
    amortization            $   944     $    47     $    46      $ 1,037
                            =======     =======     =======      =======

Capital expenditures        $   598     $    29     $    40      $   667
                            =======     =======     =======      =======

NOTE F-  STOCKHOLDERS' EQUITY

     Effective January 1, 1996, the Company awarded 19,500 shares of restricted stock to its Executive Officers, pursuant to its 1993 Stock Incentive Plan. Approximately $182,000 related to these shares and a 1995 grant, was charged to general sales, consulting and administration expenses during the first quarter 1996.

     Stock options for the three month period ended March 31, 1996 are summarized as follows:

     Outstanding at January 1, 1996                     849,689
     Granted at $22.75 - $25.50 per share               170,950
     Canceled or expired during the period               (1,001)
     Exercised during the period                        (69,859)
                                                        -------
     Outstanding at March 31, 1996                      949,779
                                                        =======


PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenue generated by Company Offices increased 19% or $4,929,000 for the quarter ended March 31, 1996 over the corresponding quarter in 1995. This increase was due to revenue growth in existing Company Offices and the acquisitions made since the first quarter 1995 which included LM&P, the Company's former Providence Affiliate and People Tech. Revenue generated from these acquisitions totaled approximately $2,483,000 or approximately 50% of the total revenue increase. On a same Office basis, Company Office revenue was $28,725,000 in the first quarter 1996, or a 9% increase over the corresponding quarter in 1995.

     Affiliate royalties increased 11% or $122,000, for the quarter ended March 31, 1996 from the corresponding quarter in 1995. This was due to same office growth in Affiliate royalties of approximately 18%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

which resulted primarily from increased market penetration particularly in the Southeast and North Central regions in the United States, offset by reduced royalties resulting from the acquisition of the Providence Affiliate. Revenue from this office is reflected as Company revenue subsequent to the acquisition.

     Company Office expenses in the aggregate increased 16% or $3,330,000 for the quarter ended March 31, 1996. Costs incurred by the Company's newly acquired Offices accounted for approximately 37% of the increase for the quarter. Company Office expenses in the aggregate decreased as a percentage of revenue. Aggregate Company Office margins were 21% for the quarter versus 19% for the same period last year. This resulted from profitability of LM&P's operations and continued cost control in existing Company Offices.

     General sales, consulting and administration expense increased 20% or $652,000 for the quarter over the corresponding quarter in 1995. This increase was primarily due to continued investments made in technology and support, addition of certain personnel and charges relating to the issuance of restricted stock (See Note F in the Notes to the Consolidated Financial Statements). Despite these increases, the total expenses in this category as a percentage of revenue plus affiliate royalties remained consistent at 12% for the corresponding quarter in 1995.

     Income before income taxes increased 40% to $3,997,000 for the quarter ended March 31, 1996 over the corresponding quarter in 1995. This increase resulted principally from the combination of greater Company Office revenue and improved efficiencies in Company Office administration.

     The Company's effective tax rate was approximately 40% for both the quarter ended March 31, 1996 and 1995.

     Capital Resources and Liquidity

     The Company has financed its growth primarily through a combination of cash flow provided by operations and borrowings under its Revolving Credit. Increases in existing Company Office revenue and generally more effective cost structures have allowed the Company to achieve its growth in cash flow from operations. The Company's working capital decreased to $11,392,000 from $13,134,000 at March 31, 1996 and December 31, 1995, respectively. At March 31, 1996 and December 31, 1995, the Company had cash and cash equivalents of $10,100,000 and $8,965,000, respectively.

     Net cash provided (utilized) by operating activities amounted to $2,226,000 and $(4,370,000) for the quarter ended March 31, 1996 and 1995, respectively. These amounts were primarily generated from net income as well as non-cash charges such as depreciation and amortization, offset by increases in accounts receivable, a reflection of continued Company growth.

     Net cash utilized by investing activities amounted to $1,003,000 and $1,775,000 for the quarter ended March 31, 1996 and 1995, respectively. The Company has strategically made acquisitions and invested in purchases of equipment and technology to meet the needs of its expanding operations and to enhance its operating

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

efficiency. In 1996 and 1995 the Company acquired the assets and/or outstanding stock of four consulting firms for a combination of cash and non-cash items, including assumption of incomplete consulting contracts, future defined incentives and other considerations. The Company anticipates that ongoing cash flow and working capital will be sufficient to fund these incentive payments as they become due.

     Net cash utilized by financing activities amounted to $96,000 and $490,000 for the quarter ended March 31, 1996 and 1995, respectively. These amounts represent payments of the Company's borrowings and defined incentives for acquisitions made in previous years, as discussed above, which were in excess of proceeds from stock issuances.

     In addition to cash flow provided by operations, the Company has borrowing facilities to provide for increased working capital needs as well as to make funds available for future acquisition opportunities. The Company's total borrowing capacity aggregates $10,000,000 through its Revolving Credit Agreement with its primary bank. During 1996, the Company completed the acquisitions of People Tech, utilizing 4.0 million Canadian dollars (approximately $2.9 million) from its revolving credit facility at the floating primary rate of the bank, all of which remains outstanding at March 31, 1996.

     The Company anticipates that its cash and working capital will be sufficient to service its existing debt and maintain Company operations at current levels for the foreseeable future. The Company will continue to consider expansion opportunities as they arise, although the economics, strategic implications and other circumstances justifying the expansion will be key factors in determining the amount and type of resources the Company will devote to further expansion.

PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 were not applicable in the period ended March 31, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting of shareholders on May 9, 1996. At the meeting, ten of the nominees for the election of directors, being Frank P. Louchheim, Richard J. Pinola, Joseph T. Smith, Larry A. Evans, Nancy N. Geffner, John R. Bourbeau, Raymond B. Langton, Rebecca
          J. Maddox, Catherine Y. Selleck and Marti D. Smye were elected as directors. The amendment of the Right Management Consultants, Inc. 1993 Stock Incentive Plan, the adoption of the Right Management Consultants, Inc. 1996 Employee Stock Purchase Plan, and the ratification of the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year were all approved.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:

               10.27 - Purchase Agreement between PTR Right Acquisition Co. Inc. and Marti Smye, Margaret Smith, Richard Zuliani, Margaret Smith Family Trust, Richard Zuliani Family Trust and People Tech Consulting, Inc., dated April 10, 1996.

               11 - Consolidated Earnings per Share Calculation

               27 - Financial Data Schedule *

          b. No reports on Form 8-K were filed during the period for which this Report is filed.

               SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

               RIGHT MANAGEMENT CONSULTANTS, INC.

               BY:\S\ RICHARD J. PINOLA                    May 14, 1996
                  ---------------------                    ------------
                  Richard J. Pinola                            Date
                  Chairman of the Board and
                  Chief Executive Officer

               BY:\S\ G. LEE BOHS                          May 14, 1996
                   -----------------------------           ------------
                  G. Lee Bohs                                  Date
                  Chief Financial Officer and
                  Principal Accounting Officer

* - Filed in electronic form only.