Form 10-Q
period 1996-06-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 1996-08-14
CIK 802806

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the transition period from               to

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

                     Yes       X                        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996:

    Common Stock, $0.01 par value                            6,549,811
            Class                                         Number of Shares

                       Right Management Consultants, Inc.
                           Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                           June 30,     December 31,
                                                                             1996           1995
                                                                         (Unaudited)
                                              Assets

Current Assets:
  Cash and cash equivalents                                                 $ 13,776      $  8,965
  Accounts receivable, trade, net of allowance for doubtful accounts
    of $787 and $754 in 1996 and 1995, respectively                           19,457        16,918
  Royalties and fees receivable from Affiliates                                4,364         4,303
  Note receivable                                                                233           233
  Prepaid expenses and income taxes                                            3,048         1,360
  Deferred income taxes                                                          620           600
                                                                            --------      --------
       Total current assets                                                   41,498        32,379
                                                                            --------      --------

Property and equipment, less accumulated depreciation of
  $11,342 and $9,518 in 1996 and 1995, respectively                            8,619         7,447
                                                                            --------      --------

Other Assets:
  Intangible assets, less accumulated amortization of $8,237 and $6,657
   in 1996 and 1995, respectively                                             19,146        17,824
  Deferred income taxes                                                        1,211         1,221
  Note receivable                                                                 59           146
  Other                                                                        1,439         1,214
                                                                            --------      --------
                                                                              21,855        20,405
                                                                            --------      --------
       Total Assets                                                         $ 71,972      $ 60,231
                                                                            ========      ========

                               Liabilities and Stockholders' Equity

Current Liabilities:
  Line of credit                                                             $ 2,960       $ 1,325
  Current portion of long-term debt and other obligations                      2,440         2,227
  Accounts payable                                                             3,859         3,643
  Commissions payable                                                          1,521         2,735
  Accrued incentive compensation and benefits                                  3,893         3,543
  Accrued redundancy costs                                                        75           115
  Other accrued expenses                                                       4,264         2,222
  Deferred income                                                              5,157         3,435
                                                                            --------      --------
       Total current liabilities                                              24,169        19,245

Long-term debt and other obligations                                           3,680         5,741
                                                                            --------      --------
Deferred compensation                                                          1,868         1,619
                                                                            --------      --------

Commitments and Contingent Liabilities

Stockholders' Equity:
  Preferred stock, no par value; 1,000,000 shares authorized; no shares issued or outstanding
  Common stock, $.01 par value; 20,000,000 shares authorized;
    6,801,263 shares issued in 1996; 4,313,816 shares
    issued in 1995                                                                68            43
  Additional paid-in capital                                                  11,196         7,655
  Retained earnings                                                           31,642        26,636
  Cumulative translation adjustment                                             (134)         (191)
                                                                            --------      --------
                                                                              42,772        34,143
  Less treasury stock, at cost, 252,952 shares                                  (517)         (517)
                                                                            --------      --------
                                                                              42,255        33,626
                                                                            --------      --------
       Total Liabilities and Stockholders' Equity                           $ 71,972      $ 60,231
                                                                            ========      ========

The accompanying notes are an integral part of these consolidated financial statements

                       Right Management Consultants, Inc.
                        Consolidated Statements of Income
                    (Dollars in Thousands Except Share Data)

                                                        Three months ended
                                                            June 30,

                                                      1996             1995
                                                  (Unaudited)      (Unaudited)
Revenue:
Company Office revenue                            $    31,590      $    27,609
Affiliate royalties                                     1,031            1,010
                                                  -----------      -----------

Total revenue                                          32,621           28,619

Costs and expenses:

Consultants' compensation                              11,363           10,241
Company Office sales and consulting support             2,038            1,904
Company Office administration                          11,158            9,995
General sales, consulting and administration            3,620            3,310
                                                  -----------      -----------

                                                       28,179           25,450
                                                  -----------      -----------

Income from operations                                  4,442            3,169

Other income (expense):

Interest income                                           105               75
Interest expense                                         (163)            (136)
                                                  -----------      -----------
                                                          (58)             (61)
                                                  -----------      -----------
Income before income taxes                              4,384            3,108

Provision for income taxes                              1,787            1,229
                                                  -----------      -----------
Net income                                        $     2,597      $     1,879
                                                  ===========      ===========
Earnings per share:
Net income                                        $      0.38      $      0.30
                                                  ===========      ===========


Weighted average number of shares outstanding       6,809,000        6,237,000
                                                  ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements

                       Right Management Consultants, Inc.
                        Consolidated Statements of Income
                    (Dollars in Thousands Except Share Data)

                                                          Six months ended
                                                              June 30,
                                                       1996               1995
                                                   (Unaudited)        (Unaudited)
Revenue:

Company Office revenue                            $    62,807           53,888
Affiliate royalties                                     2,277            2,135
                                                  -----------           ------

Total revenue                                          65,084           56,023

Costs and expenses:

Consultants' compensation                              22,208           19,731
Company Office sales and consulting support             4,549            3,989
Company Office administration                          22,524           19,674
General sales, consulting and administration            7,348            6,513
                                                  -----------           ------

                                                       56,629           49,907
                                                  -----------           ------

Income from operations                                  8,455            6,116

Other income (expense):

Interest income                                           258              173
Interest expense                                         (335)            (332)
                                                  -----------           ------

                                                          (77)            (159)
                                                  -----------           ------

Income before income taxes                              8,378            5,957

Provision for income taxes                              3,372            2,356
                                                  -----------           ------

Net income                                        $     5,006        $   3,601
                                                  ===========        =========

Earnings per share:

Net income                                        $      0.75        $    0.58
                                                  ===========        =========


Weighted average number of shares outstanding       6,720,000        6,209,000
                                                    =========        =========

The accompanying notes are an integral part of these consolidated financial statements

                       Right Management Consultants, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                     Six Months ended June 30,

                                                                       1996           1995
                                                                   (Unaudited)    (Unaudited)
Operating Activities:
  Net income                                                        $  5,006      $  3,601
  Adjustments to reconcile net income to net cash
    provided (utilized) by operating activities:
      Depreciation and amortization                                    2,334         2,103
      Deferred income taxes                                              (10)         (537)
      Compensation from restricted stock agreements                      430            70
      Tax benefit from the exercise of stock options                   1,919            36
      Other non-cash charges                                             275           184
      Revenue recognized for assumption of incomplete contracts           --          (172)
      Provision for doubtful accounts                                    150           250
      Changes in operating accounts:
        Accounts receivable, trade and from Affiliates                (1,498)       (4,005)
        Prepaid expenses and other assets                             (1,792)          (53)
        Accounts payable and accrued expenses                          1,562        (3,863)
        Commissions payable                                           (1,213)          605
        Deferred income                                                1,318         1,257
                                                                    --------      --------

  Net cash provided (utilized) by operating activities                 8,481          (524)

Investing Activities:
  Purchase of property and equipment                                  (2,159)       (1,386)
  Net cash paid for acquisitions                                        (169)       (2,050)
                                                                    --------      --------

  Net cash utilized by investing activities                           (2,328)       (3,436)

Financing Activities:
  Payment of long-term debt and other obligations                     (2,539)         (985)
  Proceeds from stock issuances                                        1,217           161
                                                                    --------      --------

  Net cash utilized by financing activities                           (1,322)         (824)

Effect of exchange rate changes on cash and
 cash equivalents                                                        (20)           48
                                                                    --------      --------

Increase (decrease) in cash and cash equivalents                       4,811        (4,736)

Cash and cash equivalents, beginning of year                           8,965         9,156
                                                                    --------      --------

Cash and cash equivalents, end of period                            $ 13,776      $  4,420
                                                                    ========      ========



Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                       $    223      $    247
                                                                    ========      ========

     Income taxes                                                   $  3,030      $  3,056
                                                                    ========      ========

The accompanying notes are an integral part of these consolidated financial statements

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Certain amounts have been reclassified in the 1995 Consolidated Statement of Income and Consolidated Statement of Cash Flows to conform with the 1996 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

On September 20, 1995, the Board of Directors declared a three-for-two split of the Company's common stock, effective November 10, 1995 for shareholders of record on October 27, 1995. On June 27, 1996, the Board of Directors declared a second three-for-two split of the Company's common stock, effective July 26, 1996 for shareholders of record on July 12, 1996. The stated par value per share of common stock was not changed from its existing amount of $.01 per share for both stock splits. All share and per share data presented in the financial statements herein have been restated to retroactively reflect both stock splits.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc., and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Currency Translation

There are no material transaction gains or losses in the accompanying consolidated financial statements.

NOTE B - ACQUISITIONS

Effective March 1,1996, the Company acquired the outstanding stock of People Tech Consulting, Inc. ("People Tech"), located in Toronto, Canada. This transaction has been accounted for using the purchase method. The aggregate purchase price of the acquisition was approximately $2,960,000, including the costs of acquisition. The purchase price exceeded the fair value of the assets acquired by $2,750,000.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In connection with this acquisition, the Company utilized 4.0 million Canadian dollars (or approximately $2,960,000) from its line of credit at the floating overnight borrowing rate of the bank.

NOTE C - DEBT

The composition of long term debt and other obligations as of June 30, 1996, including the acquisition debt and the line of credit borrowings reflects the $2,960,000 borrowing in connection with the acquisition of People Tech, offset primarily by adjustments to existing acquisition debt.

NOTE D - GEOGRAPHIC SEGMENTS

Summarized operations of each of the Company's geographic segments in the aggregate as of June 30, 1996 and 1995 and for the six month periods then ended are as follows:
                                      (Dollars in Thousands)
        1996                   US        Canada      Europe       Total

Identifiable assets         $59,312     $ 6,605     $ 6,055     $71,972
                            =======     =======     =======     =======

Revenue                     $53,863     $ 5,539     $ 5,682     $65,084
                            =======     =======     =======     =======

Operating income            $ 8,165     $     9     $   281     $ 8,455
                            =======     =======     =======     =======
Depreciation and
amortization                $ 1,929     $   179     $   226     $ 2,334
                            =======     =======     =======     =======

Capital expenditures        $ 2,037     $    52     $    70     $ 2,159
                            =======     =======     =======     =======


        1995                   US        Canada      Europe       Total

Identifiable assets         $46,454     $ 2,351     $ 7,498     $56,303
                            =======     =======     =======     =======

Revenue                     $48,692     $ 3,412     $ 3,919     $56,023
                            =======     =======     =======     =======

Operating income (loss)     $ 5,309     $   968     $(161 )     $ 6,116
                            =======     =======     =======     =======

Depreciation and
amortization                $ 1,876     $    85     $   142     $ 2,103
                            =======     =======     =======     =======

Capital expenditures        $ 1,252     $    49     $    85     $ 1,386
                            =======     =======     =======     =======

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E-  STOCKHOLDERS' EQUITY

Effective January 1, 1996, the Company awarded 29,250 shares of restricted stock to its Executive Officers, pursuant to its 1993 Stock Incentive Plan. Approximately $430,000 related to these shares and a 1995 grant, was charged to general sales, consulting and administration expenses during the six months ended June 30, 1996.

On May 9, 1996, the Board of Directors approved the creation of the Company's Employee Stock Purchase Plan, effective July 1, 1996, thereby authorizing the issuance of 150,000 shares of the Company's common stock.

Stock option activity for the six month period ended June 30, 1996 is summarized as follows:

  Outstanding at January 1, 1996                                1,274,534
  Granted at $15.17 - $24.33 per share                            258,300
  Canceled or expired during the period                            (5,250)
  Exercised during the period                                    (301,289)
                                                                ---------
  Outstanding at June 30, 1996                                  1,226,295
                                                                =========

 PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

For the quarter ended June 30, 1996, revenue generated by Company Offices increased 14% or $3,981,000 over the corresponding quarter in 1995. Revenue generated by Company Offices increased 17% or $8,919,000 for the six months ended June 30, 1996 over the same period in 1995. This increase was due to revenue growth in existing Company Offices and the acquisitions made since the first quarter of 1995 which included LM&P, the Company's former Providence Affiliate and People Tech. Revenue from these acquisitions totaled approximately one third of the total revenue increase for the quarter ended June 30, 1996 and $3,906,000 or 44% of the total revenue increase for the six months ended June 30, 1996. For both the three and six month periods ended June 30, 1996, Company Office revenue, on a same Office basis, increased approximately 9% over the corresponding periods in 1995.

Affiliate royalties increased 2% or $21,000, for the quarter ended June 30, 1996 from the corresponding quarter in 1995 and 7% or $142,000 for the six months ended June 30, 1996 from the corresponding prior period. Same office growth in Affiliate royalties was approximately 9% and 14% for the three and six months ended June 30, 1996, respectively. This same office growth was the result of increased market penetration particularly in the Southeast and North Central regions in the United States, offset by reduced royalties resulting from the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

acquisition of the Providence Affiliate. Revenue from the Providence office is reflected as Company Office revenue subsequent to the acquisition.

Company Office expenses in the aggregate increased 11% or $2,419,000 for the quarter ended June 30, 1996 and 14% or $5,887,000 for the six months ended June 30, 1996 over the corresponding periods in 1995. Company Office expenses in the aggregate decreased as a percentage of revenue for both the quarter and six month period ended June 30, 1996. Aggregate Company Office margins were 22% for both the quarter and six months ended June 30, 1996, versus 20% for both corresponding periods in the prior year. The improvement is a reflection of enhanced pricing and certain operating efficiencies in the core business, partly offset by a loss in the Company's People Tech consulting business.

General sales, consulting and administration expense increased 9% or $310,000 for the second quarter and 13% or $835,000 for the six months ended June 30, 1996 over the corresponding periods in 1995. These increases were primarily due to continued investments made in technology and the development of the Company's consulting business, as well as charges relating to the issuance of restricted stock in January 1995 and 1996. Despite these increases, the total expenses in this category as a percentage of revenue remained at 11% for both the quarter and six months ended June 30, 1996, as compared to 12% for both corresponding periods in 1995.

For the quarter ended June 30, 1996, income before income taxes increased 41%, over the corresponding quarter in 1995, to $4,384,000. For the six months ended June 30, 1996, income before income taxes also increased 41%, over the corresponding period in the prior year, to $8,378,000. These increases resulted principally from the combination of greater Company Office revenue and improved efficiencies in aggregate Company Offices.

The Company's effective tax rate for the quarter ended June 30, 1996 was approximately 41% compared to approximately 40% for the same quarter in 1995. This increase resulted primarily from the operating loss incurred by People Tech, as well as higher effective rates at the state level. The Company's effective tax rate was approximately 40% for both the six months ended June 30, 1996 and 1995.

Capital Resources and Liquidity

At June 30, 1996 and December 31, 1995, the Company had cash and cash equivalents of $13,776,000 and $8,965,000, respectively. The improvement in cash and cash equivalents and working capital were a result of improved accounts receivable collections, increased net income and proceeds from stock issuances, offsetting payments of debt and increased purchases of property and equipment.

Net cash utilized by investing activities amounted to $2,328,000 and $3,436,000 for the six months ended June 30, 1996 and 1995, respectively. The Company has strategically made acquisitions and invested in purchases of equipment and technology to meet the needs of its expanding operations and to enhance its operating efficiency. In 1996 and 1995, the Company acquired the assets and/or outstanding stock of four consulting firms, including People Tech, for a combination of cash and non-cash items,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

including assumption of incomplete consulting contracts, future defined incentives and other considerations. The Company anticipates that ongoing cash flow and working capital will be sufficient to fund these incentive payments as they become due.

Net cash utilized by financing activities amounted to $1,322,000 and $824,000 for the six months ended June 30, 1996 and 1995, respectively. The activity during 1996 and 1995 were payments on the Company's borrowings and defined incentives for acquisitions made in previous years, as discussed above, in excess of proceeds from stock issuances.

In addition to cash flow provided by operations, the Company has borrowing facilities to provide for increased working capital needs as well as to make funds available for future acquisition opportunities. The Company's total borrowing capacity has increased from $10,000,000 to $15,000,000 through its Revolving Credit Agreement with its primary bank and a second lender. During 1996, the Company completed the acquisition of People Tech, utilizing 4.0 million Canadian dollars (approximately $2,960,000) from its revolving credit facility at the floating overnight borrowing rate of the bank, all of which remains outstanding at June 30, 1996.

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


PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 were not applicable in the period ended June 30, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders
          The Company held its annual meeting of shareholders on May 9, 1996. At the meeting, ten of the nominees for the election of directors, being Frank P. Louchheim, Richard J. Pinola, Joseph T. Smith, Larry A. Evans, Nancy N. Geffner, John R. Bourbeau, Raymond B. Langton, Rebecca
          J. Maddox, Catherine Y. Selleck and Marti D. Smye were elected as directors. The amendment of the Right Management Consultants, Inc. 1993 Stock Incentive Plan, the adoption of the Right Management Consultants, Inc. 1996 Employee Stock Purchase Plan, and the ratification of the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year were approved.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:

               11   - Consolidated Earnings per Share Calculation

               27   - Financial Data Schedule *

          b. No reports on Form 8-K were filed during the period for which this Report is filed.

     * - Filed in electronic form only.


          SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          RIGHT MANAGEMENT CONSULTANTS, INC.

          BY:\S\ RICHARD J. PINOLA                    August 14, 1996
                 Richard J. Pinola                        Date
                 Chairman of the Board and Chief Executive Officer

          BY:\S\ G. LEE BOHS                          August 14, 1996
                  G. Lee Bohs                             Date
                  Chief Financial Officer and Principal Accounting Officer