Form 10-Q
period 1996-09-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 1996-11-14
CIK 802806

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                 Yes __X__                        No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996:

       Common Stock, $0.01 par value                        6,570,679
                Class                                    Number of Shares

                       Right Management Consultants, Inc.
                     Condensed Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                      September 30,  December 31,
                                                                                          1996           1995
                                                                                      (Unaudited)

 Current Assets:
   Cash and cash equivalents                                                              $ 15,395    $  8,965
   Accounts receivable, trade, net of allowance for doubtful accounts
     of $772 and $754 in 1996 and 1995, respectively                                        17,253      16,918
   Royalties and fees receivable from Affiliates                                             3,765       4,303
   Other current assets                                                                      2,593       2,193
                                                                                          --------    --------
     Total current assets                                                                   39,006      32,379
                                                                                          --------    --------

   Property and equipment, less accumulated depreciation of
    $12,143 and $9,518 in 1996 and 1995, respectively                                        8,914       7,447

   Intangible assets, less accumulated amortization of $8,639 and $6,657
    in 1996 and 1995, respectively                                                          19,397      17,824
   Other non-current assets                                                                  2,800       2,581
                                                                                          --------    --------
      Total Assets                                                                        $ 70,117    $ 60,231
                                                                                          ========    ========


 Current Liabilities:
   Current portion of long-term debt and other current obligations                        $  5,152    $  3,552
   Accounts and commissions payable                                                          4,460       6,378
   Accrued expenses                                                                          5,897       5,880
   Deferred income                                                                           5,212       3,435
                                                                                          --------    --------
      Total current liabilities                                                             20,721      19,245

 Long-term debt and other non-current obligations                                            4,857       7,360
                                                                                          --------    --------

 Commitments and Contingent Liabilities

 Stockholders' Equity:
   Preferred stock
   Common stock, $.01 par value; 20,000,000 shares authorized;
     6,819,263 shares issued in 1996;
     6,470,724 shares issued in 1995                                                            68          65
   Additional paid-in capital                                                               11,292       7,655
   Retained earnings                                                                        33,788      26,614
   Cumulative translation adjustment                                                           (92)       (191)
                                                                                          --------    --------
                                                                                            45,056      34,143
   Less treasury stock, at cost, 252,952 shares                                               (517)       (517)
                                                                                          --------    --------
                                                                                            44,539      33,626
                                                                                          --------    --------
      Total Liabilities and Stockholders' Equity                                          $ 70,117    $ 60,231
                                                                                          ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements

                       Right Management Consultants, Inc.
                   Condensed Consolidated Statements of Income
                    (Dollars in Thousands Except Share Data)

                                                    Three months ended
                                                       September 30,
                                                       -------------
                                                        (Unaudited)
                                                    1996            1995
Revenue:
Company office revenue                          $    26,741    $    26,597
Affiliate royalties                                   1,323          1,029
                                                -----------    -----------

Total revenue                                        28,064         27,626

Expenses:
Consultants' compensation                            10,577          9,695
Company office sales and consulting support           2,019          1,512
Company office administration                         9,330          9,940
General sales, consulting and administration          2,448          3,201
                                                -----------    -----------
                                                     24,374         24,348
                                                -----------    -----------

Income from operations                                3,690          3,278

Other income (expense):

Interest income                                         160             72
Interest expense                                       (136)          (234)
                                                -----------    -----------
                                                         24           (162)
                                                -----------    -----------

Income before income taxes                            3,714          3,116

Provision for income taxes                            1,545          1,207
                                                -----------    -----------

Net income                                      $     2,169    $     1,909
                                                ===========    ===========

Earnings per share                              $      0.32    $      0.30
                                                ===========    ===========

Weighted average number of shares outstanding     6,877,000      6,354,000
                                                ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                   Condensed Consolidated Statements of Income
                    (Dollars in Thousands Except Share Data)

                                                            Nine months ended
                                                               September 30,
                                                               -------------
                                                               (Unaudited)
                                                           1996            1995
      Revenue:
      Company office revenue                          $    89,548    $    80,485
      Affiliate royalties                                   3,600          3,164
                                                      -----------    -----------

      Total revenue                                        93,148         83,649

      Expenses:
      Consultants' compensation                            32,785         29,426
      Company office sales and consulting support           6,569          5,501
      Company office administration                        31,854         29,614
      General sales, consulting and administration          9,792          9,714
                                                      -----------    -----------
                                                           81,000         74,255
                                                      -----------    -----------

      Income from operations                               12,148          9,394

      Other income (expense):

      Interest income                                         418            245
      Interest expense                                       (474)          (566)
                                                      -----------    -----------
                                                              (56)          (321)
                                                      -----------    -----------

      Income before income taxes                           12,092          9,073

      Provision for income taxes                            4,917          3,563
                                                      -----------    -----------

      Net income                                      $     7,175    $     5,510
                                                      ===========    ===========

      Earnings per share                              $      1.07    $      0.88
                                                      ===========    ===========

      Weighted average number of shares outstanding     6,675,000      6,255,000
                                                      ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                         Nine Months ended September 30,
                                                         -------------------------------
                                                                   (Unaudited)
                                                                1996        1995
Operating Activities:
  Net income                                                 $  7,175    $  5,510
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             3,597       3,156
      Deferred income taxes                                       (10)       (537)
      Compensation from restricted stock agreements               400         103
      Tax benefit from the exercise of stock options            1,919         137
      Other non-cash charges                                       80          53
      Changes in operating accounts:
        (Increase) decrease in operating assets                   961      (3,460)
        Increase (decrease) in operating liabilities           (1,230)     (1,046)
                                                             --------    --------

  Net cash provided by operating activities                    12,892       3,916

Investing Activities:
  Purchase of property and equipment                           (3,243)     (1,908)
  Net cash paid for acquisitions                                 (740)     (2,066)
                                                             --------    --------

  Net cash utilized by investing activities                    (3,983)     (3,974)

Financing Activities:
  Payment of long-term debt and other obligations              (3,786)     (1,626)
  Proceeds from stock issuances                                 1,321         342
                                                             --------    --------

  Net cash utilized by financing activities                    (2,465)     (1,284)

Effect of exchange rate changes on cash and
 cash equivalents                                                 (14)         57
                                                             --------    --------

Increase (decrease) in cash and cash equivalents                6,430      (1,285)

Cash and cash equivalents, beginning of year                    8,965       9,156
                                                             --------    --------

Cash and cash equivalents, end of period                     $ 15,395    $  7,871
                                                             ========    ========


Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                $    389    $    356
                                                             ========    ========

     Income taxes                                            $  3,231    $  3,931
                                                             ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Certain amounts have been reclassified to conform with the 1996 presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

On September 20, 1995, the Board of Directors declared a three-for-two split of the Company's common stock, effective November 10, 1995 for shareholders of record on October 27, 1995. On June 27, 1996, the Board of Directors declared a second three-for-two split of the Company's common stock, effective July 26, 1996 for shareholders of record on July 12, 1996. The stated par value per share of common stock was not changed from its existing amount of $.01 per share for both stock splits. All share and per share data presented in the financial statements herein have been restated to reflect both stock splits.

Principles of Consolidation
---------------------------

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

In connection with this acquisition, the Company utilized $4.0 million Canadian dollars (or approximately $2,960,000) from its line of credit at the floating overnight borrowing rate of the bank.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - GEOGRAPHIC SEGMENTS

Summarized operations of each of the Company's geographic segments in the aggregate as of September 30, 1996 and 1995 and for the nine month periods then ended are as follows:

                                  (Dollars in Thousands)
 1996                        US      Canada    Europe      Total

Identifiable assets       $57,855   $ 6,260   $ 6,002   $ 70,117
                          =======   =======   =======   ========

Revenue                   $78,638   $ 6,361   $ 8,149    $93,148
                          =======   =======   =======   ========

Operating income          $11,568   $    78   $   502    $12,148
                          =======   =======   =======   ========

Depreciation and
   amortization           $ 2,901   $   359   $   337    $ 3,597
                          =======   =======   =======   ========

Capital expenditures      $ 3,099   $    59   $    85    $ 3,243
                          =======   =======   =======   ========


 1995                        US      Canada    Europe      Total

Identifiable assets       $49,265   $ 2,786   $ 6,763    $58,814
                          =======   =======   =======   ========

Revenue                   $72,572   $ 4,870   $ 6,207    $83,649
                          =======   =======   =======   ========

Operating income (loss)   $ 8,425   $ 1,256   $  (287)   $ 9,394
                          =======   =======   =======   ========

Depreciation and
    amortization          $ 2,815   $   129   $   212    $ 3,156
                          =======   =======   =======   ========

Capital expenditures      $ 1,745   $    77   $    86    $ 1,908
                          =======   =======   =======   ========


NOTE D -  STOCKHOLDERS' EQUITY

Effective January 1, 1996, the Company awarded 29,250 shares of restricted stock to its Executive Officers, pursuant to its 1993 Stock Incentive Plan. Compensation expense of approximately $400,000, related to these shares and to a 1995 restricted share grant, was charged to general sales, consulting and administration expense during the nine months ended September 30, 1996.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On May 9, 1996, the Board of Directors approved the creation of an Employee Stock Purchase Plan, effective July 1, 1996, thereby authorizing under this Plan the issuance of 150,000 shares of the Company's common stock. The Plan allows employees to purchase the Company's common stock at 85% of the market price.

Stock option activity for the nine month period ended September 30, 1996 is summarized as follows:

      Outstanding at January 1, 1996                     1,274,534
      Granted at $15.17 - $24.33 per share                 273,300
      Canceled or expired during the period                (31,500)
      Exercised during the period                         (313,789)
                                                         ---------
      Outstanding at September 30, 1996                  1,202,545
                                                         =========

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three months ended September 30, 1996, income before income taxes increased 19% or $598,000 over the corresponding quarter in 1995. For the nine months ended September 30, 1996, income before income taxes increased 33% or $3,019,000 over the corresponding period in the prior year. These increases resulted principally from a combination of greater Company office revenue and improved operating efficiencies in Company offices, offset by pre-tax losses at the Company's People Tech consulting business. The pre-tax losses at People Tech were $482,000 and $1,107,000 for the three months and nine months ended September 30, 1996, respectively.

For the three months ended September 30, 1996, revenue generated by Company offices increased 1% or $144,000 over the corresponding quarter in 1995. Company office revenue, on a same office basis, decreased approximately 4% due to a general industry slow down during the summer months, offset by revenue growth from acquisitions made since the third quarter of 1995, which included the Company's former Providence Affiliate and People Tech. Revenue from these acquisitions totaled approximately $1,134,000 for the quarter ended September 30, 1996.

For the nine months ended September 30, 1996, revenue generated by Company offices increased 11% or $9,063,000 over the corresponding period in 1995. This increase was due to 5% revenue growth in existing Company offices and also a result of the acquisitions made since the third quarter of 1995 detailed in the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

preceding paragraph. Revenue from these acquisitions totaled approximately $3,457,000 for the nine months ended September 30, 1996.

For the three months ended September 30, 1996, Affiliate royalties increased 29% or $294,000 over the corresponding quarter in 1995. For the nine months ended September 30, 1996, Affiliate royalties increased 14% or $436,000. Same office growth in Affiliate royalties was approximately 34% and 21% for the quarter and nine months ended September 30, 1996, respectively. This same office growth for Affiliates was the result of increased market penetration, particularly in the Southeast and North Central regions in the United States, offset by reduced royalties resulting from the Company's acquisition of the Providence Affiliate. Revenue from the Providence office is reflected as Company office revenue subsequent to the acquisition.

For the three months ended September 30, 1996, consultants' compensation and Company office expenses in the aggregate increased 4% or $779,000 over the corresponding quarter in 1995. Aggregate Company office margins were 18% for the quarter versus 20% for the prior year's quarter. The decrease in margins is due primarily to a loss incurred in the Company's People Tech consulting business. Aggregate Company office margins in the core outplacement business for the quarter were 20%, which is consistent with the corresponding quarter in 1995.

For the nine months ended September 30, 1996, consultants' compensation and Company office expenses in the aggregate increased 10% or $6,667,000 over the corresponding period in 1995. Aggregate Company office margins were 20% for both the current and prior year's nine month period. Aggregate Company office margins in the core outplacement business for year-to-date 1996 were 22%. The improvement is a reflection of enhanced pricing and certain operating efficiencies in the core outplacement business.

For the three months ended September 30, 1996, general sales, consulting and administration expense decreased 24% or $753,000 over the corresponding quarter in 1995. The decrease is primarily due to reduced incentive compensation costs for the quarter as Company targets were not achieved. The Company's incentive compensation structure is linked principally to operating results. Should the Company meet internal operating targets in the fourth quarter of 1996, incentive compensation costs will increase accordingly.

For the nine months ended September 30, 1996, general sales, consulting and administration expense increased $78,000 or 1% over the corresponding period in 1995. The minor increase is due to the reduction in incentive compensation costs in the current quarter detailed above, offset by increased costs for the Company's continuing investments in technology and charges relating to the issuance of restricted stock in January 1995 and 1996. Expenses in this category as a percentage of total revenue were 11% for the nine months ended September 30, 1996, as compared to 12% for the corresponding period in 1995.

The Company's effective tax rate for the quarter ended September 30, 1996 was approximately 42% compared to approximately 39% for the same quarter in 1995. The Company's effective tax rate for the nine months ended September 30, 1996 was approximately 41% compared to approximately 39% for the same period in 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

This increase resulted primarily from the operating loss incurred by People Tech for which the Company can not currently recognize a tax benefit, as well as increases in certain state income taxes.

Capital Resources and Liquidity
-------------------------------

At September 30, 1996 and December 31,1995, the Company had cash and cash equivalents of $15,395,000 and $8,965,000, respectively. In general, the increase in cash and cash equivalents is the result of higher net income, improved accounts receivable collections, and proceeds from stock issuances, offset by debt payments and investments in property and equipment.

Net cash utilized by investing activities amounted to $3,983,000 and $3,974,000 for the nine months ended September 30, 1996 and 1995, respectively. The Company continues to purchase equipment and technology to meet the needs of its expanding operations and enhance operating efficiencies. Additionally, during 1995 and 1996, the Company has acquired five consulting firms, including People Tech, for a combination of cash and non-cash items, including assumption of incomplete contracts, future defined incentives and other considerations. The nine month 1996 net cash paid for acquisitions amount on the statement of cash flows is net of the borrowing made for the People Tech acquisition, which is described below.

Net cash utilized by financing activities amounted to $2,465,000 and $1,284,000 for the nine months ended September 30, 1996 and 1995, respectively. The activity during 1996 and 1995 were payments on the Company's borrowings and defined incentives for acquisitions made in previous years, as discussed above, in excess of proceeds from stock issuances.

In addition to cash flow provided by operations, the Company has borrowing facilities to provide for increased working capital needs as well as to make funds available for future acquisition opportunities. The Company's total borrowing capacity has increased from $10,000,000 to $15,000,000 through its Revolving Credit Agreement with its primary bank and a second lender. During 1996, the Company completed the acquisition of People Tech, utilizing 4.0 million Canadian dollars (approximately $2,960,000) from its revolving credit facility at the floating overnight borrowing rate of the bank, all of which remains outstanding at September 30, 1996.

The Company anticipates that its cash and working capital will be sufficient to service its existing debt, commitments and maintain Company operations at current levels for the foreseeable future. The Company will continue to consider acquisitions and other expansion opportunities as they arise, although the economics, strategic implications and other circumstances justifying the expansion will be key factors in determining the amount and type of resources the Company will commit.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5 were not applicable in the period ended September 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
         a. Exhibits:

             11 - Consolidated Earnings per Share Calculation

             27 - Financial Data Schedule *

         b. No reports on Form 8-K were filed during the period for which this Report is filed.

         * - Filed in electronic form only.


         SIGNATURES
         ----------
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         RIGHT MANAGEMENT CONSULTANTS, INC.

         BY:\S\ RICHARD J. PINOLA                    November 14, 1996
         ------------------------                           Date
         Richard J. Pinola
         Chairman of the Board
         and Chief Executive Officer

         BY:\S\ G. LEE BOHS                          November 14, 1996
         ------------------------                           Date
         G. Lee Bohs
         Chief Financial Officer
         and Principal Accounting Officer