Form 10-K
period 1996-12-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 1997-03-28
CIK 802806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 0-15539
                       RIGHT MANAGEMENT CONSULTANTS, INC.
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                       23-2153729
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 1818 Market Street, Philadelphia, Pennsylvania                19103
   (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (215) 988-1588

           Securities registered pursuant to Section 12(b) of the Act:
   Title of each class               Name of each exchange on which registered
        None                                             None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant using the closing stock price as of March 25, 1997 was $58,689,318. The number of shares outstanding of the registrant's Common Stock as of March 25, 1997 was 6,566,637.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I & II  Portions of the Company's 1996 Annual Report to Shareholders
              for the fiscal year ended December 31, 1996.

Part III The Company's definitive proxy statement with respect to its 1997 Annual Meeting of Shareholders to be held on May 8, 1997.

                                     PART I

Item 1: Business

General

Right Management Consultants, Inc. (the "Company") is an international career management and organizational consulting firm headquartered in Philadelphia, Pennsylvania. Founded in 1980, the Company has been publicly owned since 1986. In 1996, the Company became the largest firm in the career management industry with revenues in excess of $125 million. Worldwide operations are structured into eight geographic groups that provide management oversight to approximately 120 global locations, including both Company owned and Affiliate offices.

The Company licenses its Affiliates to use its service marks and licenses and trains them to use its proprietary materials and methods. The Company receives fees directly from employers for services rendered by Company offices and royalties and fees from the Affiliates. The Company's fees for its services are paid exclusively by the employer. The Company does not provide its services to employees who are not sponsored by employers, since it is not a "retail" career counseling firm, employment agency, or an executive search firm.

The Company's operations can be segregated into two lines of business: Right Associates(R), specializing in career transition services, and People Tech Consulting ("People Tech"), specializing in career development and organizational consulting.

Right Associates(R)

Right Associates(R) currently provides career transition services to approximately 4,500 client companies, including over 80% of the Fortune 500. In the previous two year period, approximately 500,000 individuals have been assisted by Right Associates'(R) consultants during their career transition. Right Associates'(R) services can be separated into two principal categories - Individual Outplacement Services and Group Outplacement Services.

Individual Outplacement Services

The Company's individual outplacement services for the employer includes advice on conducting the termination interview, terms of severance pay and other termination benefits and identification of termination-related issues for which the employer may wish to seek legal counsel. Services by the Company to terminated employees include assistance in handling the initial difficulties of termination; identifying continuing career goals and options and in planning an alternative career; aiding in developing skills for the search for a new job, such as resume writing, identifying and researching types of potential employers, preparing and rehearsing for interviews; continuing counseling and motivation throughout the job search campaign; assessing new employment offers and methods of accepting such offers (including consideration of relocation issues) and, where appropriate, consulting with the employee's spouse regarding the stresses of the employment search and the positive role the spouse may play in all aspects of the new job search, as well as assisting with financial planning and health maintenance.

Approximately 76% of the career transition revenue generated by Company offices during 1996 was for individual outplacement services.

Group Outplacement Services

The remaining significant portion of the Company's career transition business consists of providing consulting in group contexts for companies making group reductions in their work force due to reorganization, restructuring or other reasons. The Company's group programs have, as their core, seminars for generally up to 12 employees per group, in sessions extending over one to five days. Often, the group seminar is preceded or followed by individual consulting. These group programs are designed for each employer-client and are generally competitively priced and bid, based on the number of consulting hours, number of employees involved and type of programs to be provided. The group program may also be used for "voluntary separation" due to reorganizations or other reasons.

Approximately 24% of the career transition revenue generated by Company offices during 1996 was for group outplacement services.

Other

The Company is also providing a combination of individual and group career transition services through a cost reimbursement plus fixed fee contract between the Company and Resource Consultants Inc. ("RCI") for the United States Army. Through this contract, counseling services are provided to United States Army soldiers, civilians and their families who are leaving active duty as a result of planned force reductions. These services are provided through 31 Job Assistance Centers in the United States and abroad, which are staffed by employees of a government subsidiary of the Company created for this contract, and RCI, a Vienna, Virginia based consulting firm.

The contract contains annual renewal options for RCI and the United States Army to extend through May 1997. All renewal options have been exercised and the Company's anticipated share of the cost plus fixed fee contract revenue will approximate $4,800,000 over the eighteen month period through May 1997. The Company is currently in the process of negotiating an extension of the above contract for periods subsequent to May 1997. The Company remains optimistic that an extension will be granted. Revenues from the contract are included in both the individual outplacement and group outplacement services described above.

The career transition business in total, including individual outplacement services, group outplacement services and the contract with RCI, provided approximately 93% of total Company office revenue for the year ended December 31, 1996.

People Tech Consulting

During 1996, the Company acquired the outstanding stock of People Tech Consulting, Inc., a Canadian corporation. See the "Acquisitions" section of this document. With the addition of People Tech's organizational consulting business to the Company's previously established career management consulting practice, the Company is strongly committed to developing and broadening this line of business.

The Company provides career management consulting services which assist employers and their employees in identifying and improving areas of job performance, refining communication skills and improving employee productivity. The Company also provides organizational consulting to corporations on restructuring and realignment issues, offering customized services to help manage all aspects of organizational change, including planning, selection, retention strategy and communication issues. Other services are designed to enhance the abilities of executives and managers to evaluate employees' performance in making employment and promotion decisions.

The consulting business in total, including career management consulting and organizational consulting, provided approximately 7% of total Company office revenue for the year ended December 31, 1996. The Company intends to focus on and expand this line of business in future years.

Fees for Services Provided by Company Offices

For individual career transition services provided by Company offices, the Company normally receives a negotiated fee, depending upon the services provided, which generally ranges between 10% and 20% of the terminated employee's annual compensation. Fees for group career transition programs and consulting projects are individually billed depending upon the type of services the employer requests, the amount of consulting time required and the number of employees involved.

Organization and Distribution of Company Offices and Affiliates

The current network of Company offices and Affiliates is outlined in the Company's 1996 Annual Report to Shareholders.

Management of Company Offices and Affiliates

The Company believes that a decentralized approach of organizing its business into geographic regions, which may be comprised of more than one Company office or Affiliate office, allows the Company to be responsive to individual clients, as well as allowing it to better serve its local and regional markets. Each region is responsible for the marketing and sales of career transition and consulting activities in its assigned area. Through the Company's Affiliate network arrangement, the Company's clients have access to the entire Company network of Company offices and Affiliates. See "Business - Affiliate Arrangements."

Affiliate Arrangements

The Basic Affiliate Relationship

The Company has previously entered into agreements ("Affiliate Agreements") with Affiliates, which are independent franchisee businesses, to provide the Company's career transition and consulting services within the geographic area defined in each Affiliate Agreement (the "Exclusive Territory"). Affiliates render such services exclusively under the Company's registered service marks, including "Right Associates(R)". Under the Affiliate Agreements, the Company assists the Affiliates in various ways in the provision of career transition and consulting services. See "Business - Affiliate Arrangements - Company Training of Affiliates" and "Affiliates' Payment of Fees and Royalties to Company."

Under the Affiliate Agreements, the Company is precluded from establishing or maintaining Company offices or otherwise soliciting customers, conducting consulting business or licensing other Affiliates to operate in the Exclusive Territory of a particular Affiliate. In turn, the Affiliate is prohibited from establishing or maintaining its own offices or "satellites" soliciting customers or engaging in career transition or consulting services within Exclusive Territories which the Company currently or in the future grants or assigns to Company offices.

There is not a formal Affiliate organization; however, a Management Advisory Committee (the "Advisory Committee") exists which considers matters of general concern to the Affiliates. The Advisory Committee is comprised of four members appointed by the Company's management and three members elected by the Affiliates for a three year term.

Company Training of Affiliates

The Affiliate Agreement requires the Company to train the Affiliate and its employees in marketing and delivery of career transition and consulting services. The Company is responsible for overall guidance and has established Company standards and policies relating to its services. The Company provides proprietary sales and consulting materials, administrative forms (including, among other things, guidelines for consulting client-employers and terminated employees), materials used in conjunction with marketing the services and administration of its office and materials relating to the Company's system of monitoring the progress of terminated employees. The Company provides guidance, if requested by the Affiliates, with respect to the hiring of the Affiliate's employees, the use and development of sales programs and general issues of office operation and sales. The cost of such optional assistance by the Company is paid for by the Affiliate, unless the Company otherwise agrees not to charge for these services. The Company also provides marketing support, public relations, advertising and promotional support, consisting of national and international media efforts directed by an in-house marketing staff.

Affiliates' Payment of Fees and Royalties to Company

In consideration of the Company providing services, training and licensing the use of its federally-registered service mark, the Affiliate generally pays to the Company the following fees (which are not in the order of their contribution to Company revenue): (1) a one-time non-refundable initial Affiliate (franchise) fee; (2) a 10% royalty on the Affiliate's total gross receipts; (3) a fee for services rendered in assisting the Affiliate in selling the Company's programs to the employer-client; and (4) a fee for services rendered in providing career transition services to terminated employees on certain contracts and accounts sold and managed by Affiliates.

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

During the term of the Affiliate Agreement, the Company may terminate the arrangement, subject to local franchise laws and cure periods specified in the Affiliate Agreements, for a variety of reasons, including a material breach of such Agreement by the Affiliate, the failure by the Affiliate to achieve at least 75% of the minimum volume of business set forth in its Affiliate Agreement in any year of the Affiliate's operation or the Affiliate's failure to otherwise conduct normal business operations diligently and regularly or to use its best efforts to sell and provide career transition consulting services, or the Affiliate's failure to adhere to the written service standards established by the Company in consultation with the Advisory Committee. The Company may also terminate an Affiliate Agreement due to the death, disability or retirement of key Affiliate personnel or of principal stockholders of an Affiliate.

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

Acquisitions

During 1996, the Company completed four separate acquisitions consisting of two career transition firms and two organizational consulting firms. See Note B to the Consolidated Financial Statements. The Company acquired the outstanding stock of People Tech, a consulting company headquartered in Toronto, Canada. The other three transactions involved the purchase of the business, assets and/or the outstanding stock of three other smaller firms located in the United States and Canada. The total purchase price for these acquisitions aggregated approximately $3,412,000, including costs of acquisition. The acquisitions were consummated through combinations of cash and non-cash considerations, including the assumption of incomplete consulting contracts.

During the period 1991 through 1995, the Company completed eleven separate acquisitions of career transition and consulting firms for combinations of cash, future defined incentives, incomplete career transition contracts and other considerations. The total purchase price for these transactions aggregated approximately $20,692,000, including costs of acquisition.

Competition

The Company competes against other providers of career transition services and other human resource consulting services. Based on revenues for 1996, the Company became the largest provider of career management services worldwide, surpassing Drake Beam Morin, Inc., a subsidiary of Harcourt General, Inc. The Company believes that the principal methods of competition in its industry are quality of service, professional staff and price. On a regional basis, the Company competes against local career transition and other human resource consulting firms that are well-established in a particular region. The Company believes that the cost for its services are competitive, based on the quality and value of services offered. The Company may also face competition from future expansion by other entities into the career transition and other human resource consulting businesses.

Government Regulation

Certain aspects of the on-going relationship between the Company and the Affiliates are subject to the franchise regulations of the Federal Trade Commission (the "FTC") and to various franchise laws enacted by certain of the states in which the Company's Affiliates are located. The provisions and scope of the state laws vary. In some states, the Company is required to register the offering of the Affiliate Agreements with regulatory agencies and to license Company personnel who are directly involved in offering the Affiliate Agreement to prospective Affiliates. Some states also regulate certain terms of the Affiliate Agreement, primarily the terms upon which the Company can terminate an Affiliate Agreement for cause or can decline to renew an Affiliate Agreement upon expiration. Other states' laws impose on the Company general duties of fair dealing with the Affiliates and prohibit unfair discrimination among or against Affiliates. As a result of such laws regulating relationships with the Affiliates in certain states, the Company has less flexibility than it would otherwise have in structuring such relationships.

Financial Information Relating to Foreign Operations

See the Company's Consolidated Financial Statements, Note J, "Geographic Segments", contained in the Company's 1996 Annual Report to Shareholders, for information regarding the Company's foreign operations. This information is responsive to Item 101(d) of Regulation S-K and is incorporated by reference herein.

Employees

At February 28, 1997, the Company and its subsidiaries employed 806 persons full-time, including 16 in senior management, 86 in other managerial and professional roles, 378 in field operations as consultants, and 326 in clerical capacities. In addition, the Company employed 272 persons on a part-time basis as professional consultants. Consultants are generally required to have prior executive or management experience and are provided Company training. None of the Company's employees are subject to collective bargaining agreements. In general, the Company believes that its employee relations are good.

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

All office space for Company offices is leased. The leases typically have three to five year terms and some have renewal options. The Company leases approximately 563,000 square feet for all Company offices, including the corporate headquarters, at an aggregate base yearly rental of approximately $13,000,000. Most of these leases are also subject to annual operating expense escalation clauses. The Company believes its facilities are adequate to provide services to its clients.

Item 3:  Legal Proceedings

The Company is not a party to, nor is its property the subject of, any material pending legal proceedings.

Item 4:  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Each of the following executive officers of the Company has been appointed by the Board of Directors and served during 1996 in the following roles at the discretion of the Board. All of the executive officers are expected to devote their full business time to the Company's affairs.

     Name                  Age      Position(s)

Richard J. Pinola          51       Chairman of the Board of Directors and
                                    Chief Executive Officer

Frank P. Louchheim         73       Founding Chairman and Director

Joseph T. Smith            61       President, Chief Operating
                                    Officer and Director

G. Lee Bohs                37       Executive Vice President, Chief Financial
                                    Officer, Secretary and Treasurer

John J. Gavin              39       Executive Vice President of Corporate
                                    Marketing

Manville D. Smith          58       Executive Vice President of Business
                                    Development

Larry A. Evans             54       Executive Vice President and Director

Nancy N. Geffner           57       New York Group EVP and Director

Dr. Marti D. Smye          46       President of People Tech Consulting, Inc.
                                    and Director

Peter J. Doris             50       Southeast United States Group EVP

David S. Orr               62       North Central United States Group EVP

Warren R. Radtke           61       Northeast United States Group EVP

Gary L. Saenger            52       Southwest United States Group EVP

Terry W. Szwec             46       Canadian Group EVP

George L. Whitwell         56       Northwest and South Central United States
                                    Group EVP

Gilbert A. Wetzel          63       Mid-Atlantic United States Group EVP

Mr. Pinola was elected as a Director by the Board in October 1989. Mr. Pinola is a Certified Public Accountant and joined Penn Mutual Life Insurance Company in 1969. He was appointed President and Chief Operating Officer in 1988, which positions he held until his resignation in September 1991. Mr. Pinola was a financial consultant to various organizations from September 1991 until July 1992, at which time he was appointed President and Chief Executive Officer of the Company. Effective January 1, 1994, Mr. Pinola was appointed Chairman of the Board of Directors and continues as Chief Executive Officer. Mr. Pinola also serves as a director of K-Tron International, a publicly held company.

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

Mr. Joseph Smith joined the Penn Mutual Life Insurance Company in 1963. In 1976, he was promoted to Vice President of Administration and Human Resources, which position he held until his resignation in 1980. From 1981 to 1984, Mr. Smith worked as an independent consultant offering a range of consulting services to businesses. He joined the Company as a Senior Consultant in Professional Services in August 1984 and, from August 1988 until September 1992 held the position of Regional Managing Principal of the Company's Philadelphia office. Mr. Smith was elected as a Director in May 1991. From September 1992 through December 1993, Mr. Smith served as the Company's Chief Operating Officer. Effective January 1, 1994, Mr. Smith was appointed President and continues as Chief Operating Officer.

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

Mr. Gavin was employed at Arthur Andersen LLP in Philadelphia for 18 years in which he served as the partner in charge of the manufacturing/distribution industries. Mr. Gavin joined the Company in December 1996 as Executive Vice President of Corporate Marketing. In this capacity, Mr. Gavin is responsible for the overall marketing strategy and business development activities for the Company's worldwide locations. Mr. Gavin serves as the Chairman of Temple University's Accounting Advisory Board and is a member of the Board of Trustees of the Eagle's Fly for Leukemia Foundation.

Mr. Manville Smith worked for the 3M Company where he had a twenty year career in a variety of positions, including Managing Director for several international subsidiaries and operations. Subsequently, Mr. Smith went to work for the Parker Pen Company where he served as Vice President of Strategic Planning from July 1980 to April 1981. In April 1981, Mr. Smith was promoted to President of the Parker Pen Company with worldwide responsibility for this manufacturer of quality writing instruments, where he served until July 1984. From July 1984 until July 1988, Mr. Smith provided strategic planning consulting to various organizations. In 1988, Mr. Smith joined the operations of the Company's Florida Affiliate as Executive Director, where he provided consulting services. In July 1994, Mr. Smith joined the Company as Executive Vice President, Business Development, responsible for strategic business development on a worldwide basis and has served in this capacity through 1996.

Prior to May 1978, Mr. Evans was professionally involved in the international finance and venture capital industries. From May 1978 to November 1980, Mr. Evans was employed as an independent outplacement consultant for Bernard Haldane Associates, Inc., reporting to Mr. Louchheim. Since November 1980, Mr. Evans has served as Executive Vice President and a Director of the Company. From January 1990 until May 1995, Mr. Evans served as Regional Managing Principal of several Company offices. In May 1995, Mr. Evans joined the Company's corporate office where he works together with the Company's regional offices in marketing to major national and international accounts.

From August 1979 to February 1981, Ms. Geffner was a Career Consultant with Bernard Haldane Associates, Inc. Since March 1981, Ms. Geffner has served as Regional Managing Principal of the Company's New York City office. In December 1983, Ms. Geffner was named an Executive Vice President of the Company. In 1993, Ms. Geffner took on the additional responsibilities of directing the Company's Key Executive Service program, the consulting program for senior executives, throughout the United States and Canada. Effective January 1996, Ms. Geffner resigned from this role and was appointed Group Executive Vice President for the Greater New York Region.

From 1981 to 1989, Dr. Smye was a partner of the industrial psychology firm, Jackson Smith. From this company, in 1989 she founded the change leadership consulting firm, People Tech Consulting, Inc. ("People Tech"). People Tech was acquired by the Company in April 1996. In addition, she is the author of two books titled "You Don't Change a Company by Memo: The Simple Truths About Managing Change" and "Corporate Abuse: How "Lean and Mean" Robs People and Profits." Dr. Smye also serves on various boards of both private companies and community associations, including the Public Policy Forum and the Harvard Business School Club of Toronto.

Prior to joining Right Associates(R), Mr. Doris was Senior Vice President of Human Resources for a large New York City based bank. From 1986 to 1990, Mr. Doris was Senior Vice President, Sales and Operations of the Company. Effective January 1991, he became a Group EVP for the Southeast region of the United States in which capacity he served during 1996.

Prior to 1990, Mr. Orr had a thirty one year career in the telecommunications industry in which he was a senior officer for Indiana Bell, Vice President - Regional Business Services for AT&T, Vice President - Marketing Planning with Ameritech Services and, finally, President of Ameritech Communications. In 1990, Mr. Orr joined Jannotta, Bray & Associates as an Executive Program Consultant, a position he held until it was acquired by the Company in September 1994. Subsequent to the acquisition, Mr. Orr served as Regional Managing Principal for the Chicago Region of Right/Jannotta Bray until February 1995 when he was promoted to Group EVP in which capacity he is currently responsible for the North Central region of the United States.

From 1965 to 1980, Mr. Radtke was the owner of an independent human resource consulting firm specializing in executive outplacement, performance appraisal systems, career management, organizational development and management assessments. He joined the Right Associates(R) network in 1980 as the Regional Managing Principal of the Boston, Massachusetts Affiliate office. Mr. Radtke joined the Company in December 1992 and through December 31, 1993 served as the Regional Managing Principal of the Company's Boston region. Effective January 1, 1994, Mr. Radtke became Group EVP for the Northeast region of the United States and continued in this capacity through 1996.

Mr. Saenger spent over ten years with American Hospital Supply Corporation, where he served in various human resources functions at the senior management level. From 1982 to 1985, Mr. Saenger was with Transaction Technology Incorporated, a subsidiary to CitiCorp, where he managed the human resources function. From 1985 to 1991, Mr. Saenger was Senior Vice President of Security Pacific Automation Company, Inc., a subsidiary of Security Pacific Corporation, where he had full responsibility for human resource policy and implementation. In 1991, Mr. Saenger joined the Company as the Regional Managing Principal of the Company's Los Angeles region. Effective February 1995, Mr. Saenger became Group EVP for the Southwest region of the United States. Mr. Saenger has an M.A. in Personnel from Idaho State University.

Mr. Szwec was employed as Product Manager for Bristol Myers Canada, Ltd. from 1969 until 1970, when he left to become Manager of Training and Development for de Havilland Aircraft, Ltd. In 1976, Mr. Szwec became Director of Human Resources for Control Data Canada, Ltd., where he stayed until 1986 when he began his own consulting practice specializing in executive training and development, human resources effectiveness and career planning. Mr. Szwec joined the Right Associates(R) network in 1987 as then Regional Managing Principal of the Toronto Affiliate office. Mr. Szwec joined the Company in November 1990 as Regional Managing Principal of the Company's Toronto region. Effective January 1, 1994, Mr. Szwec became Group EVP for the Canadian operations of the Company.

From July 1968 to February 1983, Mr. Whitwell held various management positions, including Director of Outplacement for Fox-Morris Associates, Inc., a Philadelphia, Pennsylvania-based personnel consulting firm. From February 1983 to June 1986, Mr. Whitwell served as Senior Vice President, Field Operations, of the Company. Mr. Whitwell was a Director of the Company from March 1985 to May 1991 and from June 1986 to September 1987 was Executive Vice President, Field Operations of the Company. For the period October 1987 through December 1990, Mr. Whitwell served as the Regional Managing Principal of the Company's Parsippany, New Jersey office. Effective January 1991, he became a Group EVP in which capacity he was responsible for the Northwest and South Central regions of the United States through 1996. Mr. Whitwell also serves as the Regional Managing Principal of the Company's San Francisco region.

Prior to joining Right Associates in 1994, Mr. Wetzel was associated with the Bell System serving as Chairman and Chief Executive Officer of Bell of Pennsylvania and Diamond State Telephone. Effective December 1996, Mr. Wetzel became the Group EVP for the Eastern region of the United States in which capacity he still serves.

Each executive officer has been elected for a term expiring with the first Board of Directors' meeting held after the next annual meeting of shareholders.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section titled "Common Stock Data" in the Company's 1996 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6: Selected Financial Data

The information required by this Item is incorporated by reference to the section titled "Selected Financial Data" in the Company's 1996 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 8:    Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the sections titled "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Stockholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

The information called for by Items 10 through 13 of Form 10-K (except for the information set forth on pages 9-13 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Election of Directors", "Executive Compensation", "Voting Securities, Voting Rights and Security Ownership" and "Ratification of Appointment of Independent Public Accountants" contained in the Company's definitive Proxy Statement with respect to its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this Report:

               1. Financial statements: The following is a list of financial statements which have been incorporated by reference from the Company's 1996 Annual Report to Shareholders, as set forth in
               Item 8:

               Report of Arthur Andersen LLP, Independent Public Accountants Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for each of the three years in the period ended December 31, 1996
               Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996
               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996
               Notes to Consolidated Financial Statements

               2. Financial statement schedule: The following financial statement schedule for the Company is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

               Report of Arthur Andersen LLP, Independent Public Accountants
               Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable, not required, or because the required information is contained in the Company's consolidated financial statements or the notes thereto.

               3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report, under Item 601 of Regulation S-K:

                                INDEX TO EXHIBITS

Exhibit No.

3.1 Company's Articles of Incorporation, together with all amendments thereto, (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
3.2 Company's By-Laws (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1988, filed March 30, 1989).
10.01 Agreement among Right Management Consultants, Inc. and Right Human Resources Consultants, Inc., dated December 26, 1984 (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986).
10.02 Agreement among Right Management Consultants, Inc. and Midwest Reemployment Consultants, Inc. dated February 15, 1985 (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986).
10.03 Agreement among Right Management Consultants, Inc. and Human Resources, Inc., dated December 26, 1984 (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986).
10.04 Non-Qualified Stock Option Plan, adopted, as of April 30, 1984 (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986).*
10.05 1986 Shareholders' Agreement (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
10.06 401(k) Savings Plan (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986). *
10.07 Amendment to Employment Agreement between Right Management Consultants, Inc. and Frank P. Louchheim, dated January 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992). *
10.08 Supplemental Deferred Compensation Plan for Richard J. Pinola, dated July 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30,
          1992). *
10.09 Further Amendment to Amended and Restated Employment Agreement between Right Management Consultants, Inc. and Frank P. Louchheim dated February 16, 1993. *
10.10 1993 Stock Option Plan (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 33-58698), filed February 23, 1993). *

*These documents are compensatory plans or agreements required to be filed as Exhibits.

10.11 Purchase Agreement dated September 1, 1994 by and between Registrant and Jannotta, Bray and Associates, Inc. (Schedules omitted) (incorporated by reference to the Company's Form 8-K, dated September 1, 1994).
10.12 Lease Agreement between Metropolitan Life Insurance Company and Right Management Consultants, Inc., dated October 18, 1983 and amended on August 12, 1986; November 6, 1987; and July 15, 1991.
10.13 Purchase Agreement dated February 15, 1995 by and between Registrant and Worth Associates, Inc. and Robert A. Fish (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 15, 1995, filed May 15, 1995).
10.14 1993 Stock Incentive Plan, as amended (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.15 Directors' Stock Option Plan of the Company (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.16 Employment Agreement dated December 12, 1995 by and between Right Management Consultants, Inc. and Richard J. Pinola. *
10.17 Employment Agreement and Supplemental Deferred Compensation Plan dated December 12, 1995 by and between Right Management Consultants, Inc. and Joseph T. Smith. *
10.18 Purchase Agreement between PTR Right Acquisition Co. Inc. and Marti Smye, Margaret Smith, Richard Zuliani, Margaret Smith Family Trust, Richard Zuliani Family Trust and People Tech Consulting, Inc. dated April 10, 1996 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 1996, filed May 14, 1996)
10.19 Employee Stock Purchase Plan of the Company (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 333-06211), filed June 18, 1996).*
10.20 Amendment to the 1993 Stock Incentive Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-07975), filed July 11, 1996).*
10.21 Credit Agreement between Right Management Consultants, Inc. and its wholly owned subsidiaries and PNC Bank, National Association dated December 20, 1996 (incorporated by reference to the Company's Form 8-K, dated January 17, 1997)
10.22 Employment Agreement dated April 10, 1996 by and between Right Management Consultants, Inc. and Marti Smye. *
11.       Consolidated Earnings per Share Calculations.
13. Portions of the Company's 1996 Annual Report to Shareholders expressly incorporated by reference.
21.       Subsidiaries of the Company.
23.       Consent of Arthur Andersen LLP, Independent Public Accountants
27.       Financial Data Schedule. +

          (b)       Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1996.

*These documents are compensatory plans or agreements required to be filed as Exhibits.
+ Filed in electronic form only.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RIGHT MANAGEMENT CONSULTANTS, INC.

                                            By: /S/ RICHARD J. PINOLA
                                                ---------------------
                                                Richard J. Pinola,
                                                Chairman of the Board and
                                                Chief Executive Officer


                                            Dated: MARCH 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures                         Title                         Date

/S/ RICHARD J. PINOLA               Chairman of the Board
---------------------               and Chief Executive Officer   MARCH 27, 1997
Richard J. Pinola

/S/ G. LEE BOHS                     Chief Financial
---------------------               Officer and Principal
G. Lee Bohs                         Accounting Officer            MARCH 27, 1997

/S/ FRANK P. LOUCHHEIM              Director                      MARCH 27, 1997
---------------------
Frank P. Louchheim

/S/ JOSEPH T. SMITH                 Director                      MARCH 27, 1997
---------------------
Joseph T. Smith

/S/ LARRY A. EVANS                  Director                      MARCH 27, 1997
---------------------
Larry A. Evans

/S/ JOHN R. BOURBEAU                Director                      MARCH 27, 1997
---------------------
John R. Bourbeau

/S/ RAYMOND B. LANGTON              Director                      MARCH 27, 1997
---------------------
Raymond B. Langton

/S/ REBECCA J. MADDOX               Director                      MARCH 27, 1997
---------------------
Rebecca J. Maddox

/S/ CATHERINE Y. SELLECK            Director                      MARCH 27, 1997
---------------------
Catherine Y. Selleck

/S/ DR. MARTI D. SMYE               Director                      MARCH 27, 1997
---------------------
Dr. Marti D. Smye

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Right Management Consultants, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Right Management Consultants, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The financial statement schedule listed in the index above is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                               /s/ ARTHUR ANDERSEN LLP
                               _______________________

Philadelphia, Pennsylvania
         January 31, 1997

                       Right Management Consultants, Inc.

          Schedule II - Valuation and Qualifying Accounts and Reserves

                        For the Years 1996, 1995 and 1994

                                                                 Additions
                                          Balance at      Charged to  Charged to                   Balance at
                                         Beginning of      Costs and     Other                       End of
Description                                 Year          Expenses    Accounts    Deductions         Year

1996:
Allowance for doubtful accounts            $754,000         $28,000        --        $230,000        $552,000
                                           ========         =======                  ========        ========

Deferred income tax asset valuation
        reserve                                  --        $192,000        --              --        $192,000
                                                           ========                                  ========

1995:

Allowance for doubtful accounts            $651,000        $400,000        --        $297,000        $754,000
                                           ========        ========                  ========        ========

Deferred income tax asset valuation
        reserve                            $391,000              --        --        $391,000 (1)          --
                                           ========                                  ========

1994:

Allowance for doubtful accounts            $794,000         $75,000        --        $218,000        $651,000
                                           ========         =======                  ========        ========

Deferred income tax asset valuation
        reserve                            $583,000              --        --        $192,000 (1)    $391,000
                                           ========                                  ========        ========

(1) Reduction due to the utilization and expiration of certain foreign net operating losses.

                                  Exhibit Index

Exhibit No.         Description


      10.22 Employment Agreement dated April 10, 1996 by and between Right Management Consultants, Inc. and Marti Smye

      11            Consolidated Earnings per Share Calculations

      13 The Company's 1996 Annual Report to Shareholders, portions of which are incorporated by reference

      21            Subsidiaries of the Company

      23            Consent of Arthur Andersen LLP

      27            Financial Data Schedule +




+  Filed in electronic form only.