Form 10-Q
period 1997-03-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 1997-05-14
CIK 802806

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 1997

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

                        Yes       X                        No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997:

         Common Stock, $0.01 par value                        6,598,642
                      Class                               Number of Shares

                       Right Management Consultants, Inc.
                      Condensed Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                       March 31,   December 31,
                                                                         1997         1996
                                                                     (Unaudited)
                                     Assets
Current Assets:
Cash and cash equivalents                                                $8,379       $18,055
Accounts receivable, trade, net of allowance for doubtful accounts
    of $592 and $552 in 1997 and 1996, respectively                      21,377        18,878
Royalties and fees receivable from Affiliates                             3,715         3,505
Other current assets                                                      2,376         2,270
                                                                       --------      --------
       Total current assets                                              35,847        42,708

Property and equipment, net of accumulated depreciation of $13,792
   and $12,917 in 1997 and 1996, respectively                             9,730         9,666

Other Assets:
Intangible assets, net of accumulated amortization of $9,006 and
    $8,525 in 1997 and 1996, respectively                                20,463        18,724
Other noncurrent assets                                                   2,997         2,837
                                                                       --------      --------
       Total Assets                                                     $69,037       $73,935
                                                                       ========      ========

               Liabilities and Shareholders' Equity

Current Liabilities:
Current portion of long-term debt and other obligations                  $1,115        $1,011
Accounts and commissions payable                                          5,160         5,536
Accrued expenses                                                          2,156         6,951
Deferred income                                                           4,652         3,868
                                                                       --------      --------
       Total current liabilities                                         13,083        17,366
                                                                       --------      --------

Long-term debt and other obligations                                      5,700         6,904
                                                                       --------      --------

Deferred compensation                                                     1,776         1,864
                                                                       --------      --------

Shareholders' Equity:
Preferred stock, no par value; 1,000,000 shares authorized; no
    shares issued or outstanding                                             --            --
Common stock, $.01 par value; 20,000,000 shares authorized;
    6,839,229 and 6,713,573 shares issued                                    68            67
Additional paid-in capital                                               12,223        11,956
Retained earnings                                                        37,014        36,290
Cumulative translation adjustment                                          (310)            5
                                                                       --------      --------
                                                                         48,995        48,318
Less treasury stock, at cost, 252,952 shares                               (517)         (517)
                                                                       --------      --------
       Total shareholders' equity                                        48,478        47,801
                                                                       --------      --------
       Total Liabilities and Shareholders' Equity                       $69,037       $73,935
                                                                       ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                   Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                     1997          1996
Revenue:
Company office revenue                             $28,990       $31,208
Affiliate royalties                                  1,055         1,247
                                                  --------      --------

Total revenue                                       30,045        32,455
                                                  --------      --------

Expenses:
Consultants' compensation                           12,786        11,968
Office sales and consulting support                  1,490         1,388
Office administration                               10,984        11,367
General sales and administration                     3,044         3,716
Restructuring costs (Note B)                           630            --
                                                  --------      --------

                                                    28,934        28,439
                                                  --------      --------

Income from operations                               1,111         4,016

Other income (expense):

Interest income                                        204           153
Interest expense                                      (110)         (172)
                                                  --------      --------
                                                        94           (19)
                                                  --------      --------

Income before income taxes                           1,205         3,997

Provision for income taxes                             481         1,588
                                                  --------      --------

Net income                                            $724        $2,409
                                                  ========      ========

Earnings per share                                   $0.11         $0.36
                                                  ========      ========

Weighted average number of shares outstanding        6,870         6,626
                                                  ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                                  1997          1996
Operating Activities:
  Net income                                                     $  724        $2,409
  Adjustments to reconcile net income to net cash
    (utilized for) provided by operating activities:
      Depreciation and amortization                               1,427         1,155
      Deferred income taxes                                          --           (10)
      Restricted stock compensation                                (470)          182
      Restructuring costs                                           630            --
      Other non-cash items                                         (320)          100
      Provision for doubtful accounts                                75            75
      Changes in operating accounts:
          (Increase) in operating assets                         (2,743)       (5,449)
          Increase (decrease) in operating liabilities           (5,528)        3,772
                                                               --------      --------

  Net cash (utilized for) provided by operating activities       (6,205)        2,234
                                                               --------      --------

Investing Activities:
  Purchase of property and equipment                               (796)       (1,003)
  Net cash paid for acquisitions                                 (3,195)           --
                                                               --------      --------

  Net cash utilized for investing activities                     (3,991)       (1,003)
                                                               --------      --------

Financing Activities:
  Payment of long-term debt and other obligations                  (218)         (786)
  Proceeds from stock issuances                                     738           690
                                                               --------      --------

  Net cash provided by (utilized for) financing activities          520           (96)
                                                               --------      --------

(Decrease) increase in cash and cash equivalents                 (9,676)        1,135

Cash and cash equivalents, beginning of period                   18,055         8,965
                                                               --------      --------

Cash and cash equivalents, end of period                         $8,379       $10,100
                                                               ========      ========

Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                       $96           $82
                                                               ========      ========

     Income taxes                                                $1,606        $1,123
                                                               ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc., and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

NOTE B - RESTRUCTURING COSTS

To better align costs with revenue levels experienced in the first quarter of 1997, the Company announced on March 20, 1997 a corporate restructuring for which a restructuring charge would be recorded. The restructuring charge of $630,000 ($380,000 or $0.06, net of taxes) was primarily for severance payments and lease costs related to reductions in force and "satellite" office closures with no future economic benefit to the Company. The Company anticipates that all payments for severance and office closures will be completed during 1997.

NOTE C - ACQUISITIONS

Effective January 1, 1997, the Company acquired the assets and/or the outstanding stock of five career transition firms and one search firm for a combination of cash and future defined incentive payments. The five career transition firms included Nelson, O'Connor & Associates (Phoenix, Arizona), Corporate Resource Group (San Francisco, California), and the former St. Louis, Missouri, Knoxville, Tennessee, and Richmond, Virginia Affiliates. The search firm acquired was Nelson, O'Connor Cox (Tucson, Arizona).

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - ACQUISITIONS (Continued)

The acquisitions were accounted for under the purchase method. The accompanying consolidated financial statements reflect the year to date results of all of the above acquisitions.

The purchase price for these acquisitions was $3,195,000, including the costs of acquisitions. The purchase price exceeded the fair value of the assets acquired by $3,259,000. The Company funded these acquisitions through operating cash.

The pro-forma impact of these acquisitions on results of operations, if all of the acquisitions had been consummated at the beginning of each period presented, is immaterial to the consolidated financial statements as a whole and has been omitted.

NOTE D - ACCRUED EXPENSES

The decrease in accrued expenses existing at December 31, 1996 is a result of payments made by the Company during the first quarter of 1997 for 1996 income taxes and incentive compensation.

NOTE E -  SHAREHOLDERS' EQUITY

In March 1997, the Board of Directors (the "Board") approved a stock repurchase program under which the Company is authorized to repurchase up to 10% of its currently outstanding common stock. Any shares repurchased will be held as treasury shares and be available to the Company for use in various benefit plans and, when authorized by the Board, for other general corporate purposes. The Board has authorized Company management to pursue the repurchase program in open market transactions from time-to-time, depending upon market conditions and other factors.

Stock option activity for the three month period ended March 31, 1997 is summarized as follows:

                                                                 Wtd. Avg.
                                                                  Exercise
                                                  Shares           Price
     Outstanding at January 1, 1997             1,238,295         $10.92
     Granted                                      203,288          18.50
     Canceled or expired during the period         (3,750)         13.67
     Exercised during the period                 (120,725)          5.33
                                                ---------         ------
     Outstanding at March 31,1997               1,317,108         $12.59
                                                =========         ======

Exercise prices for options outstanding as of March 31, 1997 ranged from $4.22 to $24.33. The weighted average remaining contractual life of these options is approximately 8 years.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - EARNINGS PER SHARE

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. Additionally, SFAS No. 128 requires a dual presentation of basic and diluted EPS within the consolidated income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, with earlier adoption not permitted. Accordingly, the Company will adopt SFAS No. 128 for the year ended December 31, 1997.

The following table details the pro forma amounts that would have been reported by the Company in both the current and prior year quarters had SFAS No. 128 been adopted.

                                                Three Months
                                              Ended March 31,
          Per share amounts:                    1997      1996
          Primary EPS as reported              $0.11     $0.36
          Effect of SFAS No. 128                  --      0.03
                                               -----     -----
          Basic EPS as restated                $0.11     $0.39
                                               =====     =====

          Fully diluted EPS as reported        $0.11     $0.36
          Effect of SFAS No. 128                  --        --
                                               -----     -----
          Diluted EPS as reported              $0.11     $0.36
                                               =====     =====

NOTE G - GEOGRAPHIC SEGMENTS

Summarized operations of each of the Company's geographic segments in the aggregate as of March 31, 1997 and 1996 and for the three month periods then ended are as follows:

                                            (Dollars in Thousands)
1997                               U.S.        Canada      Europe  Consolidated
Identifiable assets               $57,191      $6,759      $5,087     $69,037
                                  =======     =======     =======     =======

Revenue                           $24,315      $2,607      $3,123     $30,045
                                  =======     =======     =======     =======

Operating income                     $244        $331        $536      $1,111
                                  =======     =======     =======     =======

Depreciation and amortization      $1,267         $62         $98      $1,427
                                  =======     =======     =======     =======

Capital expenditures                 $708         $14         $74        $796
                                  =======     =======     =======     =======

1996
Identifiable assets               $58,445      $7,338      $5,452     $71,235
                                  =======     =======     =======     =======

Revenue                           $27,913      $1,794      $2,748     $32,455
                                  =======     =======     =======     =======

Operating income                   $3,626        $226        $164      $4,016
                                  =======     =======     =======     =======

Depreciation and amortization        $960         $86        $109      $1,155
                                  =======     =======     =======     =======

Capital expenditures                 $943         $27         $33      $1,003
                                  =======     =======     =======     =======


NOTE H - SUBSEQUENT EVENTS

In April 1997, the Company reached an agreement in principle to purchase the outstanding stock of a Portland, Oregon career management firm, Chapel Stowell, Inc. The purchase price of this acquisition will approximate $375,000, including costs of acquisition, and will be funded through operating cash. The acquisition will be closed in May 1997, with an effective date of April 1, 1997.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE H - SUBSEQUENT EVENTS (Continued)

Additionally, on May 12, 1997, the Company announced that a letter of intent has been signed for the acquisition of 51% of the outstanding stock of Davidson & Associates Pty Ltd., a career management firm headquartered in Melbourne, Australia. The purchase price of this acquisition will approximate $6,600,000, including costs of acquisition, 85% of which will be paid in cash and the remaining 15% in shares of the Company's common stock. The cash payment will be completed through a combination of operating cash and borrowings under the Company's revolving credit facility. The Company anticipates the transaction will be completed in July 1997, with an effective date of July 1, 1997.

The Company will account for both of the above acquisitions using the purchase method.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 1997, revenue generated by Company offices decreased 7% or $2,218,000 from the corresponding quarter in 1996. Company office revenue, on a same office basis, decreased approximately 13% due primarily to a general slowdown in the North American career transition market, partly offset by revenue growth in the Company's European operations. European revenues totaled $3,124,000, a 14% or $376,000 same office increase over the corresponding quarter in 1996. Incremental revenues generated from the 1997 acquisitions detailed in Note C to the Condensed Consolidated Financial Statements, as well as two additional months of revenue from the March 1996 acquisition of People Tech, approximated $1,870,000 for the first quarter 1997.

For the three months ended March 31, 1997, Affiliate royalties decreased 15% or $192,000 from the corresponding quarter in 1996. The decrease is attributable to the aforementioned decline in the North American career transition market, as well as the acquisitions of three former Affiliates in the first quarter 1997 (See Note C to the Condensed Consolidated Financial Statements). Affiliate royalties, on a same office basis, decreased 9% over the corresponding quarter in 1996.

For the three months ended March 31, 1997, total Company office expenses in the aggregate, exclusive of restructuring costs, increased 2% or $537,000 over the corresponding quarter in 1996. This dollar increase is primarily due to $1,800,000 in incremental costs from acquisitions, offset by a reduction of costs of $1,263,000 resulting from reduced payroll costs and a decrease in discretionary spending in Company office locations.

Aggregate Company office margins, exclusive of restructuring costs, were 13% for the quarter versus 21% for the prior year's quarter. The decrease in margins is a function of the decline in career transition revenues, partly offset by improved margins in the consulting line of business and in Europe. European office margins approximated 17% and 6% for the first quarters 1997 and 1996, respectively.

For the three months ended March 31, 1997, general sales and administration expense decreased 18% or $672,000 from the corresponding quarter in 1996. Due to the Company's decreasing stock price during the first quarter of 1997, total compensation expense related to restricted stock grants included within general sales and administration expenses was reduced by approximately $470,000. The remaining decrease is a result of reduced incentive compensation costs for the quarter as the Company's internal targets were not achieved. Should the Company meet internal operating targets in subsequent quarters of 1997, incentive compensation costs will increase accordingly.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

The Company's effective tax rate for the three months ended March 31, 1996 and 1997 was approximately 40%.

Capital Resources and Liquidity

At March 31, 1997 and December 31, 1996, the Company had cash and cash equivalents of $8,379,000 and $18,055,000, respectively. The significant decrease in cash and cash equivalents is generally the result of lower net income and payments made for acquisitions, income taxes and 1996 incentive compensation (see Notes C and D to the Condensed Consolidated Financial Statements).

Net cash utilized for investing activities amounted to $3,991,000 and $1,003,000 for the three months ended March 31, 1997 and 1996, respectively. The Company continues to invest in equipment and technology to meet the needs of its operations and enhance operating efficiencies. During the first quarter of 1997, the Company acquired six career management firms for a combination of cash and future defined incentive payments. The approximate $3,195,000 net cash paid for acquisitions was funded by operating cash.

Net cash provided by (utilized for) financing activities amounted to $520,000 and ($96,000) for the three months ended March 31, 1997 and 1996, respectively. The net cash inflow during 1997 is a result of stock option proceeds in excess of repayments on the Company's borrowings and defined incentives for acquisitions made in previous years.

The Company has borrowing facilities to provide for increased working capital needs as well as to make funds available for future acquisition opportunities. During 1996, the Company increased its borrowing capacity to $40,000,000 from the previous $15,000,000 level through the execution of its Credit Agreement with its two primary lenders. The Company had approximately $34,300,000 available under the Credit Agreement at March 31, 1997. The Company plans to utilize the Credit Agreement to assist in the financing of acquisitions as they arise and for other general corporate purposes.

The Company anticipates that its cash and working capital will be sufficient to service its existing debt, commitments and to maintain Company operations at current levels for the foreseeable future. The Company will continue to consider acquisitions and other expansion opportunities as they arise, although the economics, strategic implications and other circumstances justifying the expansion will be key factors in determining the amount and type of resources the Company will commit.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Forward Looking Statements

This report includes certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. Recipients of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the period ended March 31,1997.

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

                  RIGHT MANAGEMENT CONSULTANTS, INC.

                  BY:/S/ RICHARD J. PINOLA                    May 14, 1997
                  ------------------------                    ------------
                  Richard J. Pinola                               Date
                  Chairman of the Board and Chief Executive Officer

                  BY: /S/ G. LEE BOHS                         May 14, 1997
                  ------------------------                    ------------
                  G. Lee Bohs                                     Date
                  Chief Financial Officer and
                  Principal Accounting Officer