Form 10-Q
period 1997-06-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 1997-08-13
CIK 802806

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 1997

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from _______ to _______


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

                            Yes X               No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997:

         Common Stock, $0.01 par value                     6,601,429
                      Class                            Number of Shares

                       Right Management Consultants, Inc.
                      Condensed Consolidated Balance Sheets
                    (Amounts in Thousands Except Share Data)

                                                                             June 30,     December 31,
                                                                               1997          1996
                                                                           (Unaudited)
                                     Assets
Current Assets:
Cash and cash equivalents                                                    $14,421       $18,055
Accounts receivable, trade, net of allowance for doubtful accounts
    of $620 and $552 in 1997 and 1996, respectively                           20,603        18,878
Royalties and fees receivable from Affiliates                                  2,856         3,505
Other current assets                                                           2,278         2,270
                                                                            --------      --------
       Total current assets                                                   40,158        42,708

Property and equipment, net of accumulated depreciation of $14,718
   and $12,917 in 1997 and 1996, respectively                                 10,797         9,666

Other Assets:
Intangible assets, net of accumulated amortization of $9,492 and
    $8,525 in 1997 and 1996, respectively                                     21,742        18,724
Other noncurrent assets                                                        3,012         2,837
                                                                            --------      --------
       Total Assets                                                          $75,709       $73,935
                                                                            ========      ========


                      Liabilities and Shareholders' Equity


Current Liabilities:
Current portion of long-term debt and other obligations                       $3,255        $1,011
Accounts and commissions payable                                               5,968         5,536
Accrued expenses                                                               2,670         6,951
Deferred income                                                                4,735         3,868
                                                                            --------      --------
       Total current liabilities                                              16,628        17,366
                                                                            --------      --------

Long-term debt and other obligations                                           8,025         6,904
                                                                            --------      --------

Deferred compensation                                                          1,647         1,864
                                                                            --------      --------

Shareholders' Equity:
Preferred stock, no par value; 1,000,000 shares authorized; no
    shares issued or outstanding                                                  --            --
Common stock, $.01 par value; 20,000,000 shares authorized; 6,869,813 and
     6,713,573 shares issued in 1997 and 1996, respectively                       69            67
Additional paid-in capital                                                    12,750        11,956
Retained earnings                                                             38,211        36,290
Cumulative translation adjustment                                               (244)            5
                                                                            --------      --------
                                                                              50,786        48,318
Less treasury stock, at cost, 330,452 shares and 252,952 shares in 1997
    and 1996, respectively                                                    (1,377)         (517)
                                                                            --------      --------
       Total shareholders' equity                                             49,409        47,801
                                                                            --------      --------
       Total Liabilities and Shareholders' Equity                            $75,709       $73,935
                                                                            ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                   Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)

                                                 Three Months Ended June 30,

                                                     1997          1996

Revenue:
Company office revenue                             $30,057       $31,590
Affiliate royalties                                    770         1,031
                                                  --------      --------

Total revenue                                       30,827        32,621
                                                  --------      --------

Expenses:
Consultants' compensation                           12,523        12,027
Office sales and consulting support                  1,623         1,170
Office administration                               11,414        10,855
General sales and administration                     3,202         4,127
                                                  --------      --------

Total expenses                                      28,762        28,179
                                                  --------      --------

Income from operations                               2,065         4,442

Other income (expense):

Interest income                                        104           105
Interest expense                                      (143)         (163)
                                                  --------      --------
                                                       (39)          (58)
                                                  --------      --------

Income before income taxes                           2,026         4,384

Provision for income taxes                             830         1,787
                                                  --------      --------

Net income                                          $1,196        $2,597
                                                  ========      ========

Earnings per share                                   $0.18         $0.38
                                                  ========      ========

Weighted average number of shares outstanding        6,720         6,809
                                                  ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                   Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)

                                                 Six Months Ended June 30,

                                                     1997          1996

Revenue:
Company office revenue                             $59,047       $62,807
Affiliate royalties                                  1,825         2,277
                                                  --------      --------

Total revenue                                       60,872        65,084
                                                  --------      --------

Expenses:
Consultants' compensation                           25,308        24,002
Office sales and consulting support                  3,113         2,548
Office administration                               22,398        22,092
General sales and administration                     6,246         7,987
Restructuring costs (Note B)                           630            --
                                                  --------      --------

Total expenses                                      57,695        56,629
                                                  --------      --------

Income from operations                               3,177         8,455

Other income (expense):

Interest income                                        308           258
Interest expense                                      (253)         (335)
                                                  --------      --------

                                                        55           (77)
                                                  --------      --------

Income before income taxes                           3,232         8,378

Provision for income taxes                           1,311         3,372
                                                  --------      --------

Net income                                          $1,921        $5,006
                                                  ========      ========

Earnings per share                                   $0.28         $0.75
                                                  ========      ========

Weighted average number of shares outstanding        6,751         6,720
                                                  ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Six Months Ended June 30,
                                                                  1997          1996
Operating Activities:
  Net income                                                     $1,921        $5,006
  Adjustments to reconcile net income to net cash
    (utilized for) provided by operating activities:
      Depreciation and amortization                               2,845         2,334
      Restricted stock compensation                                (593)          430
      Tax benefit from the exercise of stock options                400         1,919
      Restructuring costs                                           630            --
      Other non-cash items                                         (388)          245
      Provision for doubtful accounts                               150           150
      Changes in operating accounts:
          (Increase) in operating assets                           (530)       (3,290)
          (Decrease) increase in operating liabilities           (6,050)        1,667
                                                               --------      --------

  Net cash (utilized for) provided by operating activities       (1,615)        8,461
                                                               --------      --------

Investing Activities:
  Purchase of property and equipment                             (2,558)       (2,159)
  Net cash paid for acquisitions                                 (4,472)         (169)
                                                               --------      --------

  Net cash utilized for investing activities                     (7,030)       (2,328)
                                                               --------      --------

Financing Activities:
  Proceeds from borrowings                                        5,500            --
  Repurchase of common stock                                       (228)           --
  Payment of long-term debt and other obligations                (1,250)       (2,539)
  Proceeds from stock issuances                                     989         1,217
                                                               --------      --------

  Net cash provided by (utilized for) financing activities        5,011        (1,322)
                                                               --------      --------

(Decrease) increase in cash and cash equivalents                 (3,634)        4,811

Cash and cash equivalents, beginning of period                   18,055         8,965
                                                               --------      --------

Cash and cash equivalents, end of period                        $14,421       $13,776
                                                               ========      ========

Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                      $228          $223
                                                               ========      ========

     Income taxes                                                $1,746        $3,030
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc., and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

NOTE B - RESTRUCTURING COSTS

During the first quarter 1997, the Company announced a corporate restructuring. The restructuring charge of $630,000 ($380,000 or $0.06, net of taxes) was primarily for severance payments related to reductions in force and lease termination costs for the closure of several small "satellite" offices with limited future economic benefit to the Company. The Company anticipates that all payments for severance and office closures will be completed during 1997.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - ACQUISITIONS

Effective January 1, 1997, the Company acquired the assets and/or the outstanding stock of six career transition firms and one search firm for a combination of cash and future defined incentive payments. The six career transition firms included Nelson, O'Connor & Associates (Phoenix, Arizona), Corporate Resource Group (San Francisco, California), Cavendish Partners (London, England) and the former St. Louis, Missouri, Knoxville, Tennessee, and Richmond, Virginia Affiliates. The search firm acquired was Nelson, O'Connor Cox (Tucson, Arizona).

Effective April 1, 1997, the Company acquired the outstanding stock of another career transition firm, Chapel Stowell, Inc. (Portland, Oregon).

The acquisitions were accounted for under the purchase method. The accompanying consolidated financial statements reflect the year to date results from the effective date of acquisition for all of the above acquisitions.

The purchase price for these acquisitions was approximately $4,472,000, including the costs of acquisitions. The purchase price exceeded the fair value of the assets acquired by $4,947,000. The Company funded all of the above acquisitions through operating cash.

The pro-forma impact of these acquisitions on results of operations, if any one of the acquisitions had been consummated at the beginning of each period presented, is immaterial to the consolidated financial statements as a whole and has been omitted.

NOTE D - ACCRUED EXPENSES

The decrease in accrued expenses existing at December 31, 1996 is a result of payments made by the Company during the first quarter of 1997 for 1996 income taxes and incentive compensation.

NOTE E- DEBT

In order to reduce the impact of changes in interest rates on a portion of the Company's floating rate debt under its revolving credit facility, the Company entered into two interest rate swap agreements with an aggregate notional principal of $9,300,000 and maturities of three to five years. The Company's fixed rate under these interest rate swap agreements is approximately 6.33%.

Subsequent to June 30, 1997, the Company entered into another interest rate swap agreement with a notional principal of $2,000,000, a three year maturity and a 5.99% fixed rate.

The net cash paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The impact of the above interest rate swap agreements has been immaterial to date.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - SHAREHOLDERS' EQUITY

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

As of June 30, 1997, the Company had repurchased 77,500 shares of common stock at an aggregate purchase price of $860,000. The Company had funded only 22,500 of the total shares purchased, or $228,000, prior to June 30, 1997. Subsequent to June 30, 1997, in addition to funding the remaining $632,000 of pre-June 30, 1997 share purchases, the Company purchased an additional 50,000 shares at an aggregate purchase price of $519,000.

Stock option activity for the six month period ended June 30, 1997 is summarized as follows:

                                                             Wtd. Avg.
                                                             Exercise
                                             Shares           Price
Outstanding at January 1, 1997             1,238,295         $10.92
Granted                                      210,288          18.21
Canceled or expired during the period         (7,500)         10.84
Exercised during the period                 (138,944)          5.64
                                           ---------         ------
Outstanding at June 30, 1997               1,302,139         $12.66
                                          ==========         ======

Exercise prices for options outstanding as of June 30, 1997 ranged from $4.22 to $24.33. The weighted average remaining contractual life of these options is approximately 6 years.

NOTE G - EARNINGS PER SHARE

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. Additionally, SFAS No. 128 requires a dual presentation of basic and diluted EPS within the consolidated income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, with earlier adoption not permitted. Accordingly, the Company will adopt SFAS No. 128 for the year ending December 31, 1997.

The following table details the pro forma amounts that would have been reported by the Company in both the current and prior year periods had SFAS No. 128 been adopted.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - EARNINGS PER SHARE (Continued)

                                       Three Months         Six Months
                                      Ended June 30,      Ended June 30,
                                      1997      1996      1997      1996
Primary EPS as reported              $0.18     $0.38     $0.28     $0.75
Effect of SFAS No. 128                  --      0.03      0.01      0.05
                                     -----     -----     -----     -----
Basic EPS as restated                $0.18     $0.41     $0.29     $0.80
                                     =====     =====     =====     =====

Fully diluted EPS as reported        $0.18     $0.38     $0.28     $0.74
Effect of SFAS No. 128                  --        --        --      0.01
                                     -----     -----     -----     -----
Diluted EPS as reported              $0.18     $0.38     $0.28     $0.75
                                     =====     =====     =====     =====


NOTE H - GEOGRAPHIC SEGMENTS

Summarized operations of each of the Company's geographic segments in the aggregate as of June 30, 1997 and 1996 and for the six month periods then ended are as follows:

                                             (Dollars in Thousands)
1997                                U.S.       Canada      Europe  Consolidated
Identifiable assets               $62,435      $7,209      $6,065     $75,709
                                  =======     =======     =======     =======

Revenue                           $48,901      $5,689      $6,282     $60,872
                                  =======     =======     =======     =======

Operating income                   $1,433      $1,135        $609      $3,177
                                  =======     =======     =======     =======

Depreciation and amortization      $2,499        $132        $214      $2,845
                                  =======     =======     =======     =======

Capital expenditures               $1,838         $76        $644      $2,558
                                  =======     =======     =======     =======

1996
Identifiable assets               $59,312      $6,605      $6,055     $71,972
                                  =======     =======     =======     =======

Revenue                           $53,863      $5,539      $5,682     $65,084
                                  =======     =======     =======     =======

Operating income                   $8,165          $9        $281      $8,455
                                  =======     =======     =======     =======

Depreciation and amortization      $1,929        $179        $226      $2,334
                                  =======     =======     =======     =======

Capital expenditures               $2,037         $52         $70      $2,159
                                  =======     =======     =======     =======

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE I - SUBSEQUENT EVENTS

Effective July 1, 1997, the Company completed the acquisition of 51% of the outstanding shares of the Australia based career management firm, Davidson & Associates, Pty., Ltd. Davidson & Associates has operations in eleven locations throughout Australia, New Zealand, Singapore and Hong Kong. The purchase price of this acquisition approximated $6,700,000, including costs of acquisition, 85% of which was paid in cash (approximately $5,695,000) and the remaining 15% in shares of the Company's common stock (96,577 shares). The Company borrowed $5,500,000 from the revolving credit facility in order to complete this transaction. The $5,500,000 borrowing is reflected in both the Company's cash and long-term debt balances at June 30, 1997, as the distribution of the consideration paid for the acquisition was subsequently funded in early July 1997. As a part of the purchase agreement, Davidson & Associates has agreed to provide the Company with the option to acquire the remaining 49% of the outstanding shares of Davidson & Associates. Additionally, Davidson & Associates has the right to require the Company to purchase the remaining 49% of the outstanding shares of Davidson & Associates.

Effective August 1, 1997, the Company acquired the business and certain assets of a Minneapolis, Minnesota career management firm, Career Dynamics, Inc. The purchase price of the acquisition approximated $2,000,000, including costs of acquisition, and was funded through borrowings under the Company's revolving credit facility. The acquisition also included future defined incentives contingent upon the results of the operations in Minnesota subsequent to the transaction.

The Company accounted for both of the above acquisitions using the purchase method.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the three months ended June 30, 1997, revenue generated by Company offices decreased 5% or $1,533,000 from the corresponding quarter in 1996. This decrease is due to a same office revenue decrease of approximately 11%, partly offset by $2,043,000 in incremental revenues from the acquisitions detailed in Note C to the Condensed Consolidated Financial Statements, as well as revenue growth within the consulting line of business. The same office revenue decrease was due primarily to a general slow down in the North American career transition market. On a sequential basis, the second quarter 1997 same office revenue decrease of 11% is a modest improvement from the 13% decrease reported in the first quarter 1997.

For the six months ended June 30, 1997, revenue generated by Company offices decreased 6% or $3,760,000 from the corresponding period in 1996. This decrease is due primarily to a same office revenue decrease of approximately 12%, partly offset by revenue growth within the consulting line of business and $3,913,000 in incremental revenues from the acquisitions detailed in Note C to the Condensed Consolidated Financial Statements. The previously mentioned slow down in the North American career transition market contributed to the same office revenue decrease, partly offset by same office revenue growth in the Company's European operations. For the six months ended June 30 ,1997, European revenues on same office basis increased by 6% or $321,000. The revenue growth in Europe has been negatively impacted by the strength of the U.S. Dollar. For the six months ended June 30, 1997, European revenues on a constant dollar basis increased by approximately 20%.

For the three months ended June 30, 1997, Affiliate royalties decreased 25% or $261,000 from the corresponding quarter in 1996. For the six months ended June 30, 1997, Affiliate royalties decreased 20% or $452,000 from the corresponding period in 1996. The decreases for the quarter and year-to-date 1997 are attributable to the aforementioned decline in the North American career transition market, as well as the acquisitions of three former Affiliates in the first quarter 1997 (see Note C to the Condensed Consolidated Financial Statements). Affiliate royalties, on a same office basis, decreased 23% and 16%, respectively, from the corresponding periods in 1996.

For the three months ended June 30, 1997, total Company office expenses in the aggregate increased 6% or $1,508,000 over the corresponding quarter in 1996. This dollar increase is due to approximately $1,837,000 in incremental costs from acquisitions, offset by a reduction of costs of $329,000 in Company office locations. This decrease resulted despite the fact that the Company has added personnel in the sales and marketing areas in certain regions to expand its business development efforts.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED


For the six months ended June 30, 1997, total Company office expenses, exclusive of restructuring costs (see Note B to the Condensed Consolidated Financial Statements), increased 4% or $2,177,000 over the corresponding period in 1996. This dollar increase is due to approximately $3,637,000 in incremental costs from acquisitions, offset by a reduction of costs in existing Company office locations.

Aggregate Company office margins, exclusive of restructuring costs, were 15% and 14% for the quarter and year-to-date 1997, respectively, versus 24% for both of the same periods in 1996. The decrease in margins is attributable to the decline in career transition revenues, partly offset by improved margins in the consulting line of business and improved year-to-date results in the European operations. For the six months ended June 30, 1997, European office margins approximated 10% versus 5% for the corresponding period in 1996.

General sales and administration expenses decreased 22% for both the quarter and year-to-date 1997 versus the corresponding 1996 periods. Due to the Company's decreasing stock price during 1997 and the forfeiture of certain awards of common stock, total compensation expense related to restricted stock grants included within general sales and administration expenses was reduced by approximately $470,000 and $593,000 for the quarter and year-to-date 1997, respectively. The remaining decreases are a result of reduced incentive compensation costs as the Company's internal targets were not achieved.

The Company's effective tax rate for the three months ended June 30, 1997 and 1996 was approximately 41%. The Company's effective tax rate for the six months ended June 30, 1997 and 1996 was approximately 41% and 40%, respectively.

Capital Resources and Liquidity

At June 30, 1997 and December 31, 1996, the Company had cash and cash equivalents of $14,421,000 and $18,055,000, respectively. The significant decrease in cash and cash equivalents is the result of lower net income, and payments made for acquisitions, income taxes and 1996 incentive compensation (see Notes C and D to the Condensed Consolidated Financial Statements).

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Net cash utilized for investing activities amounted to $7,030,000 and $2,328,000 for the six months ended June 30, 1997 and 1996, respectively. The Company continues to invest in equipment and technology to meet the needs of its operations and enhance operating efficiencies. Additionally during the first six months of 1997, the Company acquired eight career management firms for a combination of cash and future defined incentive payments (see Note C to the Condensed Consolidated Financial Statements). The approximate $4,472,000 net cash paid for acquisitions was funded by operating cash.

Net cash provided by (utilized for) financing activities amounted to $5,011,000 and ($1,322,000) for the six months ended June 30, 1997 and 1996, respectively. The net cash inflow during 1997 is a result of the $5,500,000 borrowing completed for the Davidson & Associates acquisition, which was not funded until July 1997 (see Note I to the Condensed Consolidated Financial Statements). Exclusive of the Davidson & Associates borrowing, net cash utilized for financing activities for the six months ended June 30, 1997 was $489,000. This net cash outlay was due to repayments on the Company's existing borrowings and defined incentives for acquisitions made in previous years, as well as the repurchase of common stock (see Note F to the Condensed Consolidated Financial Statements), in excess of proceeds from the issuance of stock.

During 1996, the Company increased its borrowing capacity to $40,000,000 from the previous $15,000,000 level through the execution of its revolving credit facility with its two primary lenders. Including the borrowing made for the Davidson & Associates acquisition (see Note I to the Condensed Consolidated Financial Statements), the Company had approximately $29,200,000 available under the revolving credit facility at June 30, 1997. The Company plans to utilize the revolving credit facility to assist in the financing of acquisitions as they arise and for other general corporate purposes.

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

PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 were not applicable in the period ended June 30, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting of shareholders on May 8, 1997. At the meeting, nine of the nominees for the election of directors, being Frank P. Louchheim, Richard J. Pinola, Joseph T. Smith, Larry A. Evans, John R. Bourbeau, Raymond B. Langton, Rebecca J. Maddox, Catherine Y. Selleck and Marti D. Smye were elected as directors. The selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year was also ratified.

Item 6.   Exhibits and Reports on Form 8-K

            a. Exhibits:

               11      - Consolidated Earnings per Share Calculation

               27      - Financial Data Schedule *

            b. The Company filed a Form 8-K on May 19, 1997 reporting that a letter of intent had been signed to acquire 51% of the outstanding shares of Davidson & Associates, Pty., Ltd.


         * - Filed in electronic form only.

                  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  RIGHT MANAGEMENT CONSULTANTS, INC.

                  BY:/S/ RICHARD J. PINOLA                    August 13,  1997
                  Richard J. Pinola                                Date
                  Chairman of the Board and Chief Executive Officer

                  BY: /S/ G. LEE BOHS                         August 13, 1997
                  G. Lee Bohs                                      Date
                  Chief Financial Officer and
                  Principal Accounting Officer