Form 10-Q
period 1997-09-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 1997-11-14
CIK 802806

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 1997

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

                         Yes       X                        No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997:

         Common Stock, $0.01 par value                    6,651,526
         -----------------------------                 ---------------
                     Class                             Number of Shares

                       Right Management Consultants, Inc.
                      Condensed Consolidated Balance Sheets
                    (Amounts in Thousands Except Share Data)

                                                                            September 30,     December 31,
                                                                                 1997              1996
                                                                             (Unaudited)
                                     Assets
Current Assets:
Cash and cash equivalents                                                      $  8,857         $ 18,055
Accounts receivable, trade, net of allowance for doubtful accounts
    of $645 and $552 in 1997 and 1996, respectively                              22,086           18,878
Royalties and fees receivable from Affiliates                                     3,063            3,505
Other current assets                                                              2,203            2,270
                                                                               --------         --------
       Total current assets                                                      36,209           42,708

Property and equipment, net of accumulated depreciation of $15,845
   and $12,917 in 1997 and 1996, respectively                                    13,167            9,666

Other Assets:
Intangible assets, net of accumulated amortization of $10,046 and
    $8,525 in 1997 and 1996, respectively                                        29,219           18,724
Other noncurrent assets                                                           3,034            2,837
                                                                               --------         --------
       Total Assets                                                            $ 81,629         $ 73,935
                                                                               ========         ========


                      Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt and other obligations                        $  3,749         $  1,011
Accounts and commissions payable                                                  4,450            5,536
Accrued expenses                                                                  5,688            6,951
Deferred income                                                                   4,293            3,868
                                                                               --------         --------
       Total current liabilities                                                 18,180           17,366
                                                                               --------         --------

Long-term debt and other obligations                                              9,639            6,904
                                                                               --------         --------

Deferred compensation                                                             1,622            1,864
                                                                               --------         --------

Minority interest in subsidiary                                                   1,416               --
                                                                               --------         --------

Shareholders' Equity:
Preferred stock, no par value; 1,000,000 shares authorized; no
    shares issued or outstanding                                                     --               --
Common stock, $.01 par value; 20,000,000 shares authorized; 7,021,349
    and 6,713,573 shares issued in 1997 and 1996, respectively                       70               67
Additional paid-in capital                                                       13,956           11,956
Retained earnings                                                                38,856           36,290
Cumulative translation adjustment                                                  (214)               5
                                                                               --------         --------
                                                                                 52,668           48,318
Less treasury stock, at cost, 380,452 shares and 252,952 shares in 1997
    and 1996, respectively                                                       (1,896)            (517)
                                                                               --------         --------
       Total shareholders' equity                                                50,772           47,801
                                                                               --------         --------
       Total Liabilities and Shareholders' Equity                              $ 81,629         $ 73,935
                                                                               ========         ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                   Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)

                                                    Three Months Ended September 30,
                                                         1997              1996
Revenue:
Company office revenue                                 $ 32,039         $ 26,741
Affiliate royalties                                         785            1,323
                                                       --------         --------

Total revenue                                            32,824           28,064
                                                       --------         --------

Expenses:
Consultants' compensation                                13,609           11,138
Office sales and consulting support                       2,051            1,376
Office administration                                    12,533            9,260
General sales and administration                          3,079            2,600
                                                       --------         --------

Total expenses                                           31,272           24,374
                                                       --------         --------

Income from operations                                    1,552            3,690

Other income (expense):

Interest income                                             144              160
Interest expense                                           (224)            (136)
                                                       --------         --------

                                                            (80)              24
                                                       --------         --------

Income before income taxes                                1,472            3,714

Provision for income taxes                                  618            1,545

Minority interest in net income of subsidiary               209               --
                                                       --------         --------

Net income                                             $    645         $  2,169
                                                       ========         ========

Earnings per share                                     $   0.10         $   0.32
                                                       ========         ========

Weighted average number of shares outstanding             6,745            6,877
                                                       ========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                   Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)

                                                     Nine Months Ended September 30,
                                                          1997             1996
Revenue:
Company office revenue                                 $ 91,086         $ 89,548
Affiliate royalties                                       2,610            3,600
                                                       --------         --------

Total revenue                                            93,696           93,148
                                                       --------         --------

Expenses:
Consultants' compensation                                38,917           35,137
Office sales and consulting support                       5,164            3,924
Office administration                                    34,931           31,352
General sales and administration                          9,327           10,587
Restructuring costs (Note B)                                630               --
                                                       --------         --------

Total expenses                                           88,969           81,000
                                                       --------         --------

Income from operations                                    4,727           12,148

Other income (expense):

Interest income                                             452              418
Interest expense                                           (474)            (474)
                                                       --------         --------

                                                            (22)             (56)
                                                       --------         --------

Income before income taxes                                4,705           12,092

Provision for income taxes                                1,930            4,917

Minority interest in net income of subsidiary               209               --
                                                       --------         --------

Net income                                             $  2,566         $  7,175
                                                       ========         ========

Earnings per share                                     $   0.38         $   1.07
                                                       ========         ========

Weighted average number of shares outstanding             6,731            6,675
                                                       ========         ========

                       Right Management Consultants, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                  Nine Months Ended September 30,
                                                                      1997             1996
Operating Activities:
  Net income                                                       $  2,566         $  7,175
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                   4,591            3,597
      Restricted stock compensation                                    (658)             400
      Restructuring costs (Note B)                                      630               --
      Tax benefit from the exercise of stock options                    400            1,919
      Minority interest in net income of subsidiary                     209               --
      Other non-cash items                                             (461)            (169)
      Provision for doubtful accounts                                   225              225
      Changes in operating accounts:
          (Increase) decrease in operating assets                    (1,053)             961
          Decrease in operating liabilities                          (5,964)          (1,230)
                                                                   --------         --------

  Net cash provided by operating activities                             485           12,878
                                                                   --------         --------

Investing Activities:
  Purchase of property and equipment                                 (3,657)          (3,243)
  Acquisitions, net of cash acquired and borrowings assumed          (4,268)            (740)
                                                                   --------         --------

  Net cash utilized for investing activities                         (7,925)          (3,983)
                                                                   --------         --------

Financing Activities:
  Payment of long-term debt and other obligations                    (1,650)          (3,786)
  Repurchase of common stock                                         (1,379)              --
  Proceeds from stock issuances                                       1,271            1,321
                                                                   --------         --------

  Net cash utilized for financing activities                         (1,758)          (2,465)
                                                                   --------         --------

(Decrease) increase in cash and cash equivalents                     (9,198)           6,430

Cash and cash equivalents, beginning of period                       18,055            8,965
                                                                   --------         --------

Cash and cash equivalents, end of period                           $  8,857         $ 15,395
                                                                   ========         ========

Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                      $    393         $    389
                                                                   ========         ========

     Income taxes                                                  $  2,097         $  3,231
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

NOTE B - RESTRUCTURING COSTS

During the first quarter 1997, the Company announced a corporate restructuring. The restructuring charge of $630,000 ($380,000 or $0.06, net of taxes) was primarily for severance payments related to reductions in employees and lease termination costs for the closure of several small "satellite" offices with limited future economic benefit to the Company. The Company anticipates that all payments for severance and office closures will be completed in early 1998.

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

Effective July 1, 1997, the Company acquired 51% of the outstanding shares of the Australia based career management firm, Davidson & Associates, Pty., Ltd ("Davidson & Associates"). Davidson & Associates has operations in eleven locations throughout Australia, New Zealand, Singapore and Hong Kong. The purchase price of this acquisition approximated $6,935,000, including costs of acquisition, 85% of which was paid in cash (approximately $5,946,000) and the remaining 15% in shares of the Company's common stock (96,577 shares). The Company borrowed $5,500,000 from its revolving credit facility in order to complete this transaction. As a part of the purchase agreement, the minority shareholders of Davidson & Associates have agreed to provide the Company with options to acquire the remaining 49% of the outstanding shares of Davidson & Associates beginning on July 1, 2000. Additionally, the minority shareholders of Davidson & Associates have the right to require the Company to purchase in 10% increments the remaining 49% of the outstanding shares of Davidson & Associates beginning on July 1, 2000.

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

The acquisitions were accounted for under the purchase method. The accompanying consolidated financial statements reflect the year to date results from the effective date of acquisition for all of the above acquisitions. The aggregate purchase price for the acquisitions described above was approximately $13,608,000, including the costs of acquisitions. The purchase price exceeded the fair value of the assets acquired by $12,733,000.

The pro-forma impact of these acquisitions on results of operations, if any one of the acquisitions had been consummated at the beginning of each period presented, is immaterial to the consolidated financial statements as a whole and has been omitted.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - DEBT

In order to reduce the impact of changes in interest rates on a portion of the Company's floating rate debt under its revolving credit facility, the Company has entered into three interest rate swap agreements with an aggregate notional principal at September 30, 1997 of $10,500,000 and quarterly maturities ranging from three to five years. The Company's fixed rates under these interest rate swaps range from 6.7% to 7.1%.

The net cash paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The impact of the above interest rate swap agreements on interest expense has been immaterial to date.

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

As of September 30, 1997, the Company had repurchased 127,500 shares of common stock at an aggregate purchase price of $1,379,000.

Stock option activity for the nine month period ended September 30, 1997 is summarized as follows:

                                                                       Wtd. Avg.
                                                                       Exercise
                                                       Shares            Price
Outstanding at January 1, 1997                        1,238,295         $10.92
Granted                                                 210,288          18.21
Canceled or expired during the period                   (25,125)         13.89
Exercised during the period                            (183,969)          5.31
                                                      ---------         ------
Outstanding at September 30, 1997                     1,239,489         $12.93
                                                      =========         ======

Exercise prices for options outstanding as of September 30, 1997 ranged from $4.22 to $24.33. The weighted average remaining contractual life of these options is approximately 6 years.

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

                                                              Three Months              Nine Months
                                                             Ended Sept. 30,           Ended Sept. 30,
                                                            1997         1996        1997         1996
             Primary EPS as reported                      $ 0.10       $ 0.32      $ 0.38       $ 1.07
             Effect of SFAS No. 128                           --         0.02        0.01         0.09
                                                          ------       ------      ------       ------
             Basic EPS as restated                        $ 0.10       $ 0.34      $ 0.39       $ 1.16
                                                          ======       ======      ======       ======

             Fully diluted EPS as reported                $ 0.10       $ 0.31      $ 0.38       $ 1.07
             Effect of SFAS No. 128                           --         0.01          --           --
                                                          ------       ------      ------       ------
             Diluted EPS as reported                      $ 0.10       $ 0.32      $ 0.38       $ 1.07
                                                          ======       ======      ======       ======

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - GEOGRAPHIC SEGMENTS

Summarized operations of each of the Company's geographic segments in the aggregate as of September 30, 1997 and 1996 and for the nine month periods then ended are as follows:

                                                  (U.S. Dollars in Thousands)
1997                                U.S.       Canada      Europe    Asia-Pacific  Consolidated
Identifiable assets               $63,391     $ 6,708     $ 5,889     $   5,641     $81,629
                                  =======     =======     =======     =========     =======

Revenue                           $73,361     $ 7,703     $ 8,882     $   3,750     $93,696
                                  =======     =======     =======     =========     =======

Income from operations            $ 2,187     $ 1,080     $   738     $     722     $ 4,727
                                  =======     =======     =======     =========     =======

Depreciation and amortization     $ 3,914     $   185     $   333     $     159     $ 4,591
                                  =======     =======     =======     =========     =======

Capital expenditures              $ 2,683     $    94     $   678     $     202     $ 3,657
                                  =======     =======     =======     =========     =======

1996
Identifiable assets               $57,855     $ 6,260     $ 6,002     $      --     $70,117
                                  =======     =======     =======     =========     =======

Revenue                           $78,638     $ 6,361     $ 8,149     $      --     $93,148
                                  =======     =======     =======     =========     =======

Income from operations            $11,568     $    78     $   502     $      --     $12,148
                                  =======     =======     =======     =========     =======

Depreciation and amortization     $ 2,901     $   359     $   337     $      --     $ 3,597
                                  =======     =======     =======     =========     =======

Capital expenditures              $ 3,099     $    59     $    85     $      --     $ 3,243
                                  =======     =======     =======     =========     =======

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the three months ended September 30, 1997, revenue generated by Company offices increased by 20% or $5,298,000 from the corresponding quarter in 1996. This increase is due to $6,122,000 in incremental revenues from the acquisitions detailed in Note C to the Condensed Consolidated Financial Statements, partly offset by a same office revenue decrease of approximately 3% or $824,000. The Company's recent acquisition of Davidson & Associates contributed $3,750,000 of the incremental acquisition revenues. The same office revenue decrease was due to a seasonal slow down in both the North American and European career transition markets, as well as the continued strength of the U.S. economy.

Total European revenues for the third quarter 1997 decreased by 4% or $100,000 versus the corresponding quarter in 1996 due to a same office revenue decrease of 15% or $393,000, partly offset by incremental revenues from one acquisition. The strong U.S. dollar also contributed to the revenue decline for the quarter. On a constant dollar basis, total European revenues increased by 4%.

On a sequential basis, the third quarter 1997 versus 1996 same office revenue decrease of 3% is an improvement from the 11% decrease reported in the second quarter 1997 versus 1996.

For the nine months ended September 30, 1997, revenue generated by Company offices increased 2% or $1,538,000 from the corresponding period in 1996. This increase is due primarily to $10,035,000 in incremental revenues from the acquisitions detailed in Note C to the Condensed Consolidated Financial Statements, as well as revenue growth within the consulting line of business. Offsetting the incremental revenues from acquisitions and revenue growth within the consulting line of business was an approximate 10% same office revenue decrease. The previously mentioned slow down in the North American career transition market was the primary factor behind the year to date same office revenue decrease.

For the nine months ended September 30, 1997, total European revenues increased by 9% or $736,000 versus the same period in 1996. This increase was due to incremental revenues from one acquisition, partly offset by a modest same office revenue decrease. As noted for the quarter's results, the strong U.S. dollar contributed to the revenue decline for the year to date. On a constant dollar basis, total European revenues increased by 15%.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

For the three months ended September 30, 1997, Affiliate royalties decreased 41% or $538,000 from the corresponding quarter in 1996. For the nine months ended September 30, 1997, Affiliate royalties decreased 28% or $990,000 from the corresponding period in 1996. The decreases for the quarter and year-to-date 1997 are attributable to the aforementioned decline in the North American career transition market, as well as the acquisitions of three former Affiliates in the first quarter 1997 (see Note C to the Condensed Consolidated Financial Statements). Affiliate royalties, on a same office basis, decreased 38% and 24%, respectively, from the corresponding periods in 1996.

For the three months ended September 30, 1997, total Company office expenses increased 29% or $6,419,000 over the corresponding quarter in 1996. This increase is due primarily to approximately $5,914,000 in incremental costs from acquisitions. The remaining increase is due to a significant reduction of incentive compensation costs in the third quarter of 1996 resulting from a sequential drop off in the Company's revenues and operating results to levels below targets.

On a sequential basis, same office costs for the third quarter 1997 decreased by approximately $685,000 from the second quarter 1997.

For the nine months ended September 30, 1997, total Company office expenses, exclusive of restructuring costs (see Note B to the Condensed Consolidated Financial Statements), increased 12% or $8,599,000 over the corresponding period in 1996. This dollar increase is due to approximately $8,981,000 in incremental costs from acquisitions, offset by a reduction of costs in existing Company office locations.

Aggregate Company office margins, exclusive of restructuring costs, were 12% and 13% for the quarter and year-to-date 1997, respectively, versus 19% and 21% for both of the same respective periods in 1996. The decrease in margins is attributable primarily to the decline in career transition revenues, partly offset by improved margins in the consulting line of business, favorable results for Davidson & Associates and improved year-to-date results in the European operations. For the nine months ended September 30, 1997, European office margins approximated 8% versus 6% for the corresponding period in 1996.

For the three months ended September 30, 1997, general sales and administration expenses increased by 18% or $479,000 over the corresponding period in 1996. This increase is due to a significant reduction of incentive compensation costs in the third quarter of 1996 as the Company did not meet internal operating targets. Despite the increase, general sales and administration expenses as a percentage of total revenues were approximately 9% for the third quarter of both years.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

For the nine months ended September 30, 1997, general sales and administration expenses decreased by 12% or $1,260,000 from the corresponding period in 1996. Due to the Company's decreasing stock price during 1997 and the forfeiture of certain awards of common stock, total compensation expense related to restricted stock grants included within general sales and administration expenses was reduced by approximately $658,000 for the year-to-date 1997. The remaining decrease is generally a result of reduced incentive compensation costs as the Company's internal targets were not achieved.

The Company's effective tax rate for the three months ended September 30, 1997 and 1996 was approximately 42%. The Company's effective tax rate for the nine months ended September 30, 1997 and 1996 was approximately 41%.

Capital Resources and Liquidity

At September 30, 1997 and December 31, 1996, the Company had cash and cash equivalents of $8,857,000 and $18,055,000, respectively. The significant decrease in cash and cash equivalents is the result of lower net income, as well as payments made for acquisitions and 1996 incentive compensation (see Note C to the Condensed Consolidated Financial Statements).

Net cash utilized for investing activities amounted to $7,925,000 and $3,983,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company continues to invest in equipment and technology to meet the needs of its operations and enhance operating efficiencies. Additionally, during the first nine months of 1997 the Company acquired ten career management firms for a combination of cash and future defined incentive payments (see Note C to the Condensed Consolidated Financial Statements). The $4,268,000 net cash paid for acquisitions on the Condensed Consolidated Statement of Cash Flows is net of $7,500,000 in borrowings from the Company's revolving credit facility, as well as $850,000 of cash acquired from acquisitions. Additionally, in connection with the Davidson & Associates acquisition (see Note C to the Condensed Consolidated Financial Statements), the net cash paid for acquisitions on the Condensed Consolidated Statement of Cash Flows excludes the value of the issuance of 96,577 shares which is considered a non-cash investing activity.

Net cash utilized for financing activities amounted to $1,758,000 and $2,465,000 for the nine months ended September 30, 1997 and 1996, respectively. The net cash outlay for 1997 was the result of repayments on the Company's borrowings and defined incentives for acquisitions made in previous years, as well as the repurchase of common stock (see Note E to the Condensed Consolidated Financial Statements), in excess of proceeds from the issuance of stock.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

During 1996, the Company increased its borrowing capacity to $40,000,000 from the previous $15,000,000 level through the execution of its revolving credit facility with its two primary lenders. The Company had approximately $27,600,000 available under the revolving credit facility at September 30, 1997. The Company plans to utilize the revolving credit facility to assist in the financing of acquisitions as they arise and for other general corporate purposes.

The Company anticipates that its cash and working capital will be sufficient to service its existing debt, outstanding commitments and to maintain Company operations at current levels for the foreseeable future. The Company will continue to consider acquisitions and other expansion opportunities as they arise, although the economics, strategic implications and other circumstances justifying the expansion will be key factors in determining the amount and type of resources the Company will commit.

Forward Looking Statements

This report includes certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. Recipients of this report are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the period ended September 30, 1997.

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

     RIGHT MANAGEMENT CONSULTANTS, INC.


     BY: /S/ G. Lee Bohs                               November 13, 1997
     ----------------------------                     -------------------
     G. Lee Bohs                                              Date
     Chief Financial Officer and
     Principal Accounting Officer (Dual
     signature as duly authorized officer and
     and principal financial officer)