Form 10-K
period 1997-12-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 1998-03-30
CIK 802806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997
                                       OR
          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant using the closing stock price as of February 20,1998 was $78,877,809. The number of shares outstanding of the registrant's Common Stock as of February 20, 1998 was 6,713,005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I & II   Portions of the Company's  1997 Annual Report to  Shareholders
               for the fiscal year ended December 31, 1997.

Part III The Company's definitive proxy statement with respect to its 1998 Annual Meeting of Shareholders to be held on May 7, 1998.

                                     PART I

Item 1:  Business

General

Right Management Consultants, Inc. (the "Company") is an international career management and human resource consulting firm headquartered in Philadelphia, Pennsylvania. Founded in 1980, the Company has been publicly owned since 1986. The Company is the largest firm in the career management industry with revenues in excess of $125 million. Worldwide operations are structured into eight geographic groups that provide management oversight to approximately 140 locations worldwide, including both Company owned and Affiliate offices.

The Company licenses its Affiliates to use its service marks and licenses and trains them to use its proprietary materials and methods. The Company receives fees directly from employers for services rendered by Company offices and royalties and fees from the Affiliates. The Company's fees for its services are paid exclusively by the employer. The Company does not provide its services to employees who are not sponsored by employers, since it is not a "retail" career counseling firm or employment agency.

The Company's operations are separated into two lines of business: Right Associates(R), specializing in career transition services, and People Tech Consulting ("People Tech"), specializing in career development and human resource consulting.

Right Associates(R)

Right Associates(R) currently provides career transition services to approximately 4,900 client companies, including the majority of the Fortune
500. In the two year period ended December 31, 1997, approximately 500,000 individuals were assisted by Right Associates'(R) consultants during their career transition. Right Associates'(R) services are separated into two principal categories - Individual Outplacement Services and Group Outplacement Services.

Individual Outplacement Services

The Company's individual outplacement services for the employer include advice on conducting the termination interview, terms of severance pay and other termination benefits. Services by the Company to terminated employees include assistance in handling the initial difficulties of termination; identifying continuing career goals and options and in planning an alternative career; aiding in developing skills for the search for a new job, such as resume writing, identifying and researching types of potential employers, preparing and rehearsing for interviews; continuing consulting and motivation throughout the job search campaign; assessing new employment offers and methods of accepting such offers (including consideration of relocation issues) and, where appropriate, consulting with the employee's spouse regarding the stresses of the employment search and the positive role the spouse may play in all aspects of the new job search, as well as assisting with financial planning and health maintenance.

Approximately 83% of the career transition revenue generated by Company offices during 1997 was for individual outplacement services.

Group Outplacement Services

The remaining significant portion of the Company's career transition business consists of providing consulting in group contexts for companies making group reductions in their work force due to reorganization, restructuring or other reasons. The Company's group programs have, as their core, seminars for generally up to 12 employees per group, in sessions extending over one to five days. Often, the group seminar is preceded or followed by individual counseling. These group programs are designed for each employer-client and are generally competitively priced and bid, based on the number of consulting hours, number of employees involved and type of programs to be provided. The group program may also be used for "voluntary separation" due to reorganizations or other reasons.

Approximately 17% of the career transition revenue generated by Company offices during 1997 was for group outplacement services.

Other

The Company is also providing a combination of individual and group career transition services through a cost reimbursement plus fixed fee contract between the Company and Resource Consultants Inc. ("RCI") for the United States Army. Through this contract, consulting services are provided to United States Army soldiers, civilians and their families who are leaving active duty as a result of planned force reductions. These services are provided through 30 Job Assistance Centers in the United States and abroad, which are staffed by employees of a government subsidiary of the Company created for this contract, and RCI, a Vienna, Virginia based consulting firm.

During 1997, the Company executed a renewal of the contract with RCI extending through May 1998. The Company's anticipated share of the cost plus fixed fee contract revenue will approximate $4,500,000 over the eighteen month period through May 1998. The contract contains annual renewal options for RCI and the United States Army to extend beyond May 1998. The Company is optimistic that an extension will be granted although no assurances can be given that there will be an extension of this contract. Revenues from the contract are included in both the individual outplacement and group outplacement services described above.

The career transition business in total, including individual outplacement services, group outplacement services and the contract with RCI, provided approximately 91% of total Company office revenue for the year ended December 31, 1997.

Career Management and Organizational Consulting

During 1996, the Company acquired the outstanding stock of People Tech Consulting, Inc., a Canadian corporation (see Note C to the Consolidated Financial Statements). With the addition of People Tech's organizational consulting business to the Company's previously established career management consulting practice, the Company is strongly committed to developing and broadening this line of business.

The Company provides career management consulting services which assist employers and their employees in identifying and improving areas of job performance, refining communication skills and improving employee productivity. The Company also provides human resource consulting to corporations on restructuring and realignment issues, offering customized services to help manage all aspects of organizational change, including planning, selection, retention strategy and communication issues. Other services are designed to enhance the abilities of executives and managers to evaluate employees' performance in making employment and promotion decisions.

The consulting business in total, including career management consulting and organizational consulting, provided approximately 9% of total Company office revenue for the year ended December 31, 1997.

Subsequent to December 31, 1997, the Company completed the acquisition of two consulting firms with diverse capabilities, which will further strengthen its career management and organizational consulting practice. The transactions include Manus, a Stamford, Connecticut firm and The Atlanta Consulting Group, of Atlanta, Georgia.

Manus has been a provider of human resource consulting services since 1984. Its areas of specialty include 360-degree feedback systems, the development of competency models, leadership development, and strategic management, as well as other aspects of corporate training and development and organizational change. The 360-degree feedback system is a product which allows management employees to find out how their supervisors, their colleagues, their direct reports, their fellow team members, their internal and external customers, and their suppliers perceive their behavior. The Manus principals will lead the human resource consulting practice for the Company's Metro New York Group.

The Atlanta Consulting Group ("TACG") represents over 25 years of organizational consulting experience. The firm offers a full range of training and development methodologies and materials, and has provided strategic workforce management solutions for corporate clients. Under an exclusive licensing agreement, the Company intends to sell and deliver TACG's full range of products and methodologies and has hired all TACG former employees, who will now assume key roles in the development and expansion of the consulting business in the Company's Southern Group.

In addition, subsequent to December 31, 1997, the Company executed a letter of intent with Teams, Inc., Tempe, Arizona, pursuant to a transaction expected to be completed in April 1998. Teams, Inc. is a technology-based assessment firm, specializing in 360-degree feedback instruments to support a wide spectrum of organizational change initiatives, such as career management, leadership training and development, team-building and performance and pay management. The transaction will be structured as a joint venture, with the Company purchasing a 51% interest. As a part of the purchase agreement, the minority shareholders of Teams have agreed to provide the Company with options to acquire the remaining 49% of the outstanding shares of Teams beginning on April 1, 2001. Additionally, the minority shareholders of Teams have the right to require the Company to purchase the remaining 49% of the outstanding shares of Teams beginning on April 1, 2001. No assurances can be given that the transaction with Teams will be completed.

See Note M to the Consolidated Financial Statements for more details on these transactions.

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

Organization and Distribution of Company Offices and Affiliates

The current network of Company offices and Affiliates is outlined in the Company's 1997 Annual Report to Shareholders, attached as Exhibit 13 hereto, that portion of which is incorporated herein by reference.

Management of Company Offices and Affiliates

The Company believes that a decentralized approach of organizing its business into geographic groups and related regions, which may be comprised of more than one Company office or Affiliate office, allows the Company to be responsive to individual clients, as well as allowing it to better serve its local and regional markets. Each region is responsible for the marketing and sales of career transition and consulting activities in its assigned area. Through the Company's Affiliate network arrangement, the Company's clients have access to the entire Company network of Company offices and Affiliates. See "Business - Affiliate Arrangements."

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

Company Training of Affiliates

The Affiliate Agreements require the Company to train the Affiliate and its employees in marketing and delivery of career transition and consulting services. The Company is responsible for overall guidance and has established Company standards and policies relating to its services. The Company provides proprietary sales and consulting materials, administrative forms (including, among other things, guidelines for consulting client-employers and terminated employees), materials used in conjunction with marketing the services and administration of its office and materials relating to the Company's system of monitoring the progress of terminated employees. The Company provides guidance, if requested by the Affiliates, with respect to the hiring of the Affiliates' employees, the use and development of sales programs and general issues of office operation and sales. The cost of such optional assistance by the Company is paid for by the Affiliate, unless the Company otherwise agrees not to charge for these services. The Company also provides marketing support, public relations, advertising and promotional support, consisting of national and international media efforts directed by an in-house marketing staff.

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

Acquisitions

During 1997, the Company completed eleven separate acquisitions consisting of ten career transition firms and one search firm. See Note C to the Consolidated Financial Statements for a detailed description of the acquisitions. The total purchase price for these acquisitions aggregated approximately $15,556,000, including costs of acquisition. The acquisitions were consummated through combinations of cash and non-cash considerations, including the assumption of incomplete consulting contracts.

During the period 1991 through 1996, the Company completed fifteen separate acquisitions of career transition and consulting firms for combinations of cash, future defined incentives, incomplete career transition contracts and other considerations. The total purchase price for these transactions aggregated approximately $24,104,000, including costs of acquisition.

During the period 1991 through 1997, the total number of acquisitions completed by the Company included ten former Affiliates. At December 31,1997, there were five domestic Affiliate regions remaining in the Company's network of offices.

Government Regulation

Certain aspects of the on-going relationship between the Company and the Affiliates are subject to the franchise regulations of the Federal Trade Commission (the "FTC") and to various franchise laws enacted by certain of the states in which the Company's Affiliates are located. The provisions and scope of the state laws vary. In some states, the Company is required to register the offering of the Affiliate Agreements with regulatory agencies and to license Company personnel who are directly involved in offering the Affiliate Agreement to prospective Affiliates. Some states also regulate certain terms of the Affiliate Agreement, primarily the terms upon which the Company can terminate an Affiliate Agreement for cause or can decline to renew an Affiliate Agreement upon expiration. Other states' laws impose on the Company general duties of fair dealing with the Affiliates and prohibit unfair discrimination among or against Affiliates. As a result of such laws regulating relationships with the Affiliates in certain states, the Company has less flexibility than it would otherwise have in structuring such relationships. As part of the Company's operating strategy, new Affiliates are not being sought and the Company will likely acquire the remaining Affiliate territories as they become available.

Financial Information Relating to Foreign Operations

See the Company's Consolidated Financial Statements, Note L, "Segments" contained in the Company's 1997 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this report, for information regarding the Company's foreign operations. This information is responsive to
Item 101(d) of Regulation S-K and is incorporated by reference herein.

Employees

At February 28, 1998, the Company and its subsidiaries employed 880 persons full-time, including 14 in senior management, 92 in other managerial and professional roles, 342 in field operations as consultants, and 432 in clerical capacities. In addition, the Company employed 376 persons on a part-time basis as professional consultants. Consultants are generally required to have prior executive or management experience and are provided Company training. None of the Company's employees are subject to collective bargaining agreements. In general, the Company believes that its employee relations are good.

Risk Factors

In addition to the other matters discussed elsewhere in this Report, the following risk factors should be taken into account in evaluating the Company and its business:

1. Government Regulation: In connection with its arrangement with its Affiliates, the Company devotes resources to complying with state and federal laws governing franchising. The Company believes that its practices and procedures are not in violation of the material provisions of such state and federal laws and it has not received notices of material claims or assertions from Affiliates regarding non-compliance. Nevertheless, the Company's past practices may give rise to possible liability, and given the scope of the Company's business and the nature of franchise regulation, compliance problems could be encountered in the future. For a discussion of the Company's past and current compliance with state and federal franchising laws, other regulatory aspects of the Company's relations with its Affiliates and possible liability of the Company for certain of its past activities, see "Business
     - Government Regulation."

     Although career transition and human resource consulting services are not currently specifically subject to state or federal regulation, the Company is aware that such regulation has been considered by the legislatures of several states. There can be no assurance that such regulation will not be adopted in the future.

2. Relations with Affiliates: The Company's revenue depends in part on royalties and fees paid by Affiliates. Under the current Affiliate Agreements, the royalty is equal to 10% of the Affiliate's total gross receipts. The fees paid by Affiliates to the Company vary depending on the services provided by the Company. The Company believes that the 10% royalty is reasonable and currently has no plans to reduce it, although there can be no assurance that such royalty will continue to be maintained at such level under all circumstances. The Company believes that its relations with the Affiliates are good, however, there can be no assurance that such relations will remain so. A deterioration of these relationships among the Company and its Affiliates, or among the Affiliates themselves, or an inability to collect royalties and fees payable to the Company or payable by one Affiliate to another could materially adversely effect the Company. See "Business - Affiliate Arrangements."

3. Possible Effects of Change in Company Control and Possible Future Issuance of Preferred Stock: Under certain circumstances and pursuant to its Affiliate Agreements, upon certain contemplated sales of 51% or more of the Company's outstanding Common Stock, or a Company merger, consolidation or reorganization, the Affiliates may have a right of first refusal to acquire the Common Stock of the Company being sold or exchanged, on the same terms as the proposed transaction with a third party. In addition, under the Affiliate Agreements and under certain circumstances, upon sales of 51% or more of the Company's assets or capital stock in one or more transactions, or a Company merger, consolidation or reorganization, then, regardless of the time remaining on the term of such Affiliate's current Affiliate Agreement, the term of such Affiliate Agreement is automatically altered to either (i) one year, with the Affiliate also having an option to renew the Affiliate Agreement for an additional four year period upon the expiration of such one year term, or (ii) five years, extending from the date of such transaction, merger, consolidation or reorganization.

     Also, in the event of such transaction or reorganization, under the Company's Employment Agreements with its executive officers, such officers have an option to extend the term of their respective Employment Agreements for an additional two years.

     The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of Preferred Stock, at the discretion of the Board of Directors. The Board of Directors may also fix from time to time in the future, the designations, limitations, and preferences for any such series of Preferred Stock issuance, without any further vote or action by shareholders.

     The Affiliates' right of first refusal and the alteration of the term of their Affiliate Agreements, or the executive officers' right to extend the term of their Employment Agreements, or the issuance of Preferred Stock at the discretion of the Board of Directors may make the Company less attractive to an entity or group considering acquiring control of the Company or may make an acquisition materially more difficult, resulting in lower acquisition price per share, or may otherwise materially adversely affect an investment in the Company's Common Stock.

4. Competition: The Company competes against other providers of career transition services and other human resource consulting services. Based on consolidated revenues for 1997, the Company has maintained its status as the world's largest provider of career management services worldwide. However, the Company's primary national and international competitors are divisions of companies much larger than the Company, and these competitors may have access to financial and other resources substantially greater than those available to the Company.

     The Company believes that the principal methods of competition in its industry are quality of service, professional staff and price. On a regional basis, the Company also competes against local career transition and other human resource consulting firms that are well-established in a particular region. The Company believes that the cost for its services are competitive, based on the quality and value of services offered. The Company may also face competition from future expansion by other entities into the career transition and other human resource consulting businesses.

5. Dependence on Personnel: As with other service businesses, the Company depends upon the continued services of its executive, sales, and consulting personnel. The loss of these personnel, or an inability to attract and retain new qualified personnel or to retain qualified Affiliates, could have an adverse impact on the Company.

6. Risks Related to the Company's Acquisition Strategy: The Company has grown both internally and through acquisitions, and intends to continue to grow by both of these methods. Historically, the Company has primarily acquired outside firms within the highly fragmented career transition services industry. See "Business - Acquisitions." In future periods, the Company will continue to consider opportunistic acquisitions of career transition providers. However, it is more likely that the Company will look to acquire other consulting service providers, thereby allowing the Company to diversify its range of services provided.

     Increased competition for acquisition candidates may develop, in which case there may be fewer acquisition opportunities available to the Company, as well as higher acquisition prices. There can be no assurance that the Company will be able to continue to identify, acquire, or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities and amortization of acquired tangible and intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurances that the Company's existing business, subsequent acquisitions or other businesses acquired in the future will achieve anticipated revenues and earnings.

7.   Economic Conditions on a Local, Regional, National, and International
     Basis: The demand for the Company's services, primarily career transition services, is impacted by the overall economic strength on a local, regional, national and international basis. In general, a stronger economy can lead to easier and more rapid job change and reentry, which can reduce the demand for the Company's services or compress the length of the services provided, thereby negatively impacting prices. Weaker economic conditions can also lead to reluctance on outside companies' part to incur the expenditure associated with the Company's services.

Item 2:  Properties

The Company leases approximately 23,000 square feet for its corporate headquarters in the 1818 Market Street Building in Philadelphia, Pennsylvania. The initial term of the lease expires December 15, 2005 and is at an annual base rent of approximately $509,000, subject to annual operating expense escalation clauses. The Company has the option to extend the lease for an additional term of five years on the same terms and conditions, except that the rent will be changed to the then current market rate for the building.

All office space for Company offices is leased. The leases typically have three to five year terms and some have renewal options. The Company leases approximately 684,000 square feet for all Company offices, including the corporate headquarters, at an aggregate yearly rental cost of approximately $14,350,000. Most of these leases are also subject to annual operating expense escalation clauses. The Company believes its facilities are adequate to provide services to its clients.

Item 3:  Legal Proceedings

The Company is not a party to, nor is its property the subject of, any material pending legal proceedings.

Item 4:  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Each of the following executive officers of the Company has been appointed by the Board of Directors and served during 1997 in the following roles. All of the executive officers are expected to devote their full business time to the Company's affairs.

     Name                 Age                   Position(s)

Richard J. Pinola          52      Chairman of the Board of Directors and Chief
                                   Executive Officer

Frank P. Louchheim         74      Founding Chairman and Director

Joseph T. Smith            62      President, Chief Operating Officer and
                                   Director

John J. Gavin              41      Executive Vice President

G. Lee Bohs                38      Executive Vice President, Chief Financial
                                   Officer, Secretary and Treasurer

Larry A. Evans             55      Executive Vice President and Director

Dr. Marti D. Smye          47      President of People Tech and Director

Frederick R. Davidson      61      President of Davidson & Associates, Pty.
                                   Ltd. and Director

Peter J. Doris             51      Executive Vice President

Nancy N. Geffner           58      EVP - New York Group

Manville D. Smith          58      EVP - Southern Group

Terry W. Szwec             47      EVP - Canadian Group

Gilbert A. Wetzel          65      EVP - Eastern Group

Joan Strewler              47      EVP - North Central Group

Timothy D. Dorman          50      EVP - Western Group

Mr. Pinola was elected as a Director by the Board in October 1989. Mr. Pinola is a Certified Public Accountant and joined Penn Mutual Life Insurance Company in 1969. He was appointed President and Chief Operating Officer in 1988, which positions he held until his resignation in September 1991. Mr. Pinola was a financial consultant to various organizations from September 1991 until July 1992, at which time he was appointed President and Chief Executive Officer of the Company. Effective January 1, 1994, Mr. Pinola was appointed Chairman of the Board of Directors and continues as Chief Executive Officer. Mr. Pinola also serves as a director of two outside companies: Epitaxx and K-Tron International, a publicly held company.

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

Mr. Gavin was employed at Arthur Andersen LLP in Philadelphia for 18 years in which he served as the partner in charge of the manufacturing/distribution industries. Mr. Gavin joined the Company in December 1996 as Executive Vice President. In this capacity, Mr. Gavin is responsible for the overall marketing strategy and business development activities for the Company's worldwide locations. Mr. Gavin serves as the Chairman of Temple University's Accounting Advisory Board and is a member of the Board of Trustees of the Eagle's Fly for Leukemia Foundation.

From June 1981 to January 1987, Mr. Bohs was employed at the regional Certified Public Accounting firm of Asher & Company, Ltd., initially as a staff accountant, and then as an accounting and auditing manager. He joined the Company as Manager of Financial Reporting in January 1987, and was elected Treasurer in December 1987 and Vice President, Finance, effective January 1989. From March 1991 until December 1995, Mr. Bohs served as Senior Vice President and Chief Financial Officer. He was appointed Secretary by the Board of Directors in May 1995. Effective January 1996, he was promoted to Executive Vice President and continues to serve as Chief Financial Officer. Mr. Bohs also serves as a director of Alliance National Inc., a public company which provides short term office space and comprehensive business support services.

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

From 1981 to 1989, Dr. Smye was a partner of the industrial psychology firm, Jackson Smith. From this company, in 1989 she founded the change leadership consulting firm, People Tech Consulting, Inc. ("People Tech"). People Tech was acquired by the Company in April 1996. In addition, she is the author of two books titled You Don't Change a Company by Memo: The Simple Truths About Managing Change and Corporate Abuse: How "Lean and Mean" Robs People and Profits. Dr. Smye also serves on various boards of both private companies and community associations, including the Public Policy Forum and the Harvard Business School Club of Toronto.

Mr. Davidson is the President of Davidson and Associates, Pty. Ltd., an Asia-Pacific career transition firm of which the Company acquired a fifty-one percent interest during 1997 (see Note C to the Consolidated Financial Statements). Mr. Davidson was elected a Director by the Board of Directors on July 24, 1997. Mr. Davidson has published numerous articles on career planning, termination practices and managing large scale staff reductions, and he is the author of The Art of Executive Firing and Handbook of Executive Survival. Mr. Davidson is the founding president of the Australian Association of Outplacement Consulting Firms.

Prior to joining the Company in 1986, Mr. Doris was Senior Vice President of Human Resources for a large New York City based bank. From 1986 to 1990, Mr. Doris was Senior Vice President, Sales and Operations of the Company. Effective January 1991, he became a Group Executive Vice President for the Southern region of the United States in which capacity he served during 1996. During 1997, Mr. Doris worked with the Company's regional offices in marketing to major national and international accounts.

From August 1979 to February 1981, Ms. Geffner was a Career Consultant with Bernard Haldane Associates, Inc. Since March 1981, Ms. Geffner has served as Regional Managing Principal of the Company's New York City office. In December 1983, Ms. Geffner was named an Executive Vice President of the Company. In 1993, Ms. Geffner took on the additional responsibilities of directing the Company's Key Executive Service program, the consulting program for senior executives, throughout the United States and Canada. Effective January 1996, Ms. Geffner resigned from this role and was appointed Group Executive Vice President for the New York Group, in which capacity she served during 1997.

Mr. Manville Smith worked for the 3M Company where he had a twenty year career in a variety of positions, including Managing Director for several international subsidiaries and operations. Subsequently, Mr. Smith went to work for the Parker Pen Company where he served as Vice President of Strategic Planning from July 1980 to April 1981. In April 1981, Mr. Smith was promoted to President of the Parker Pen Company with worldwide responsibility for this manufacturer of quality writing instruments, where he served until July 1984. From July 1984 until July 1988, Mr. Smith provided strategic planning consulting to various organizations. In 1988, Mr. Smith joined the operations of the Company's Florida Affiliate as Executive Director, where he provided consulting services. In July 1994, Mr. Smith joined the Company as Executive Vice President, Business Development, responsible for strategic business development on a worldwide basis and Mr. Smith served in this capacity until 1996. Effective January 1997, Mr. Smith became the Group Executive Vice President for the Southern region of the United States in which capacity he currently serves.

Mr. Szwec was employed as Product Manager for Bristol Myers Canada, Ltd. from 1969 until 1970, when he left to become Manager of Training and Development for de Havilland Aircraft, Ltd. In 1976, Mr. Szwec became Director of Human Resources for Control Data Canada, Ltd., where he stayed until 1986 when he began his own consulting practice specializing in executive training and development, human resources effectiveness and career planning. Mr. Szwec joined the Right Associates(R) network in 1987 as then Regional Managing Principal of the Toronto Affiliate office. Mr. Szwec joined the Company in November 1990 as Regional Managing Principal of the Company's Toronto region. Effective January 1, 1994, Mr. Szwec became Group Executive Vice President for the Canadian operations of the Company in which capacity he currently serves.

Prior to joining the Company in 1994, Mr. Wetzel was associated with the Bell System serving as Chairman and Chief Executive Officer of Bell of Pennsylvania and Diamond State Telephone. Effective December 1996, Mr. Wetzel became the Group Executive Vice President for the Eastern region of the United States in which capacity he currently serves. Mr. Wetzel serves as a director of Ace*Comm Corporation, a public company which develops, markets and services operations support systems products for networks deployed by telecommunications service providers using intranets and the Internet.

Prior to the Company's acquisition of Career Dynamics, Inc. ("CDI") (see Note C to the Consolidated Financial Statements), Ms. Strewler was the President of CDI, an innovative leader in career transition services and organizational consulting. Effective August 1, 1997, Ms. Strewler became the Group Executive Vice President for the North Central region of the United States in which capacity she currently serves. Ms. Strewler also serves on various boards of both private and not-for-profit companies, as well as industry trade associations, including the Association of Outplacement Consulting Firms - North America (AOCFNA) and the International Board of Career Management Certification.

Prior to the Company's acquisition of Nelson, O'Connor & Cox ("Nelson") (see Note C to the Consolidated Financial Statements), Mr. Dorman was the Vice President and Managing Director of the Pacific Coast office of Nelson, an executive search firm. Prior to joining Nelson, Mr. Dorman held various executive positions in the career management industry. In July 1997, Mr. Dorman became the Group Executive Vice President for the West region of the United States in which capacity he currently serves.

Each executive officer has been elected for a term expiring with the first Board of Directors' meeting held after the next annual meeting of shareholders.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section titled "Common Stock Data" in the Company's 1997 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6: Selected Financial Data

The information required by this Item is incorporated by reference to the section titled "Selected Financial Data" in the Company's 1997 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 8: Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the sections titled "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

The information called for by Items 10 through 13 of Form 10-K (except for the information set forth on pages 12-16 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Election of Directors", "Executive Compensation", "Voting Securities, Voting Rights and Security Ownership" and "Ratification of Appointment of Independent Public Accountants" contained in the Company's definitive Proxy Statement with respect to its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a) The following documents are filed as a part of this Report:

                    1. Financial statements: The following is a list of financial statements which have been incorporated by reference from the Company's 1997 Annual Report to Shareholders, as set forth in Item 8:

                    Report of Arthur Andersen LLP, Independent Public
                    Accountants
                    Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for each of the three years in the period ended December 31, 1997
                    Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997
                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997
                    Notes to Consolidated Financial Statements

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

                    3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report, under Item 601 of Regulation S-K:

                                INDEX TO EXHIBITS
Exhibit No.
3.1 Company's Articles of Incorporation, together with all amendments thereto, (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
3.2 Company's By-Laws (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1988, filed March 30, 1989).
10.01 1986 Shareholders' Agreement (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
10.02 401(k) Savings Plan (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986). *
10.03      Amendment  to   Employment   Agreement   between   Right   Management
           Consultants, Inc. and Frank P. Louchheim, dated January 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992). *
10.04 Supplemental Deferred Compensation Plan for Richard J. Pinola, dated July 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992). *
10.05 Further Amendment to Amended and Restated Employment Agreement between Right Management Consultants, Inc. and Frank P. Louchheim dated February 16, 1993 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1992, filed March 31, 1993). *
10.06 1993 Stock Option Plan (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 33-58698), filed February 23, 1993). *
10.07 Purchase Agreement dated September 1, 1994 by and between Registrant and Jannotta, Bray and Associates, Inc. (Schedules omitted) (incorporated by reference to the Company's Form 8-K, dated September 1, 1994).
10.08 Purchase Agreement dated February 15, 1995 by and between Registrant and Worth Associates, Inc. and Robert A. Fish (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 15, 1995, filed May 15, 1995).
10.09 1993 Stock Incentive Plan, as amended (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.10 Directors' Stock Option Plan of the Company (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.11 Employment Agreement dated December 12, 1995 by and between Right Management Consultants, Inc. and Richard J. Pinola (incorporated by reference to the Company's Form 10K for the year ended December 31,1995, filed March 31, 1996). *

* These documents are compensatory plans or agreements required to be filed as Exhibits.

10.12 Employment Agreement and Supplemental Deferred Compensation Plan dated December 12, 1995 by and between Right Management Consultants, Inc. and Joseph T. Smith (incorporated by reference to the Company's Form 10K for the year ended December 31,1995, filed March 31, 1996).*
10.13 Purchase Agreement between PTR Right Acquisition Co. Inc. and Marti Smye, Margaret Smith, Richard Zuliani, Margaret Smith Family Trust, Richard Zuliani Family Trust and People Tech Consulting, Inc. dated April 10, 1996 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 1996, filed May 14, 1996)
10.14 Employee Stock Purchase Plan of the Company (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 333-06211), filed June 18, 1996).*
10.15 Amendment to the 1993 Stock Incentive Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-07975), filed July 11, 1996).*
10.16 Credit Agreement between Right Management Consultants, Inc. and its wholly owned subsidiaries and PNC Bank, National Association dated December 20, 1996 (incorporated by reference to the Company's Form 8-K, dated January 17, 1997)
10.17 Employment Agreement dated April 10, 1996 by and between Right Management Consultants, Inc. and Marti Smye (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1997, filed March 28, 1997). *
10.18 Purchase Agreement between and among Right Management Consultants, Inc. and Frederick R. Davidson, Stradis Pty. Ltd., William D.T. Cowan, Phillip A. Lovett and David Stratford, and Right D&A Pty. Ltd. dated July 1,1997.
10.19 Option and Escrow Agreement between and among Right Management Consultants, Inc. and Frederick R. Davidson, Stradis Pty. Ltd., William D.T. Cowan, Phillip A. Lovett and David Stratford, and B&McK Nominees dated July 1,1997.
13. Portions of the Company's 1997 Annual Report to Shareholders expressly incorporated by reference.
21.        Subsidiaries of the Company.
23.        Consent of Arthur Andersen LLP, Independent Public Accountants
27.1       Financial Data Schedule -1997 +
27.2       Financial Data Schedule - 1996 Amended +

            (b)     Reports on Form 8-K
                    No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

*These documents are compensatory plans or agreements required to be filed as Exhibits.
+ Filed in electronic form only.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RIGHT MANAGEMENT CONSULTANTS, INC.

                                                   By: /s/ RICHARD J. PINOLA
                                                      Richard J. Pinola,
                                                      Chairman of the Board and
                                                      Chief Executive Officer


                                                   Dated:     3/26/98

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signatures                           Title                       Date

/S/ RICHARD J. PINOLA              Chairman of the Board              3/26/98
Richard J. Pinola                  and Chief Executive Officer

/S/ G. LEE BOHS                    Chief Financial                    3/26/98
G. Lee Bohs                        Officer and Principal
                                   Accounting Officer

/S/ FRANK P. LOUCHHEIM             Director                           3/26/98
Frank P. Louchheim

/S/ JOSEPH T. SMITH                Director                           3/26/98
Joseph T. Smith

/S/ DR. MARTI D. SMYE              Director                           3/26/98
Dr. Marti D. Smye

/S/ JOHN R. BOURBEAU               Director                           3/26/98
John R. Bourbeau

/S/ RAYMOND B. LANGTON             Director                           3/26/98
Raymond B. Langton

/S/ REBECCA J. MADDOX              Director                           3/26/98
Rebecca J. Maddox

/S/ CATHERINE Y. SELLECK           Director                           3/26/98
Catherine Y. Selleck

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Right Management Consultants, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Right Management Consultants, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 7, 1998. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The financial statement schedule listed on page 17 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                               /s/ ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
         February 7, 1998

                      Right Management Consultants, Inc.

          Schedule II - Valuation and Qualifying Accounts and Reserves

                        For the Years 1997, 1996 and 1995

                                                                    Additions
                                             Balance at      Charged to     Charged to                        Balance at
                                           Beginning of      Costs and        Other                            End of
Description                                    Year            Expenses      Accounts      Deductions           Year

1997:
Allowance for doubtful accounts              $552,000          $329,000          -          $218,000          $663,000
                                             ========                                                         ========

Deferred income tax asset valuation
        reserve                              $192,000                --          -          $192,000 (1)      $     --
                                             ========                                                         ========

1996:

Allowance for doubtful accounts              $754,000           $28,000          -          $230,000          $552,000
                                             ========                                                         ========

Deferred income tax asset valuation
        reserve                                    --          $192,000          -                --          $192,000
                                                                                                              ========

1995:

Allowance for doubtful accounts              $651,000          $400,000          -          $297,000          $754,000
                                             ========                                                         ========

Deferred income tax asset valuation
        reserve                              $391,000                --          -          $391,000 (1)            --
                                             ========


(1) Reduction due to the utilization and expiration of certain foreign net operating losses.

                                  Exhibit Index


Exhibit No.                                 Description


10.18 Purchase Agreement between and among Right Management Consultants, Inc. and Frederick R. Davidson, Stradis Pty. Ltd., William D.T. Cowan, Phillip A. Lovett and David Stratford, and Right D&A Pty. Ltd. dated July 1,1997.

10.19 Option and Escrow Agreement between and among Right Management Consultants, Inc. and Frederick R. Davidson, Stradis Pty. Ltd., William D.T. Cowan, Phillip A. Lovett and David Stratford, and B&McK Nominees dated July 1,1997.

13 The Company's 1997 Annual Report to Shareholders, portions of which are incorporated by reference

21                   Subsidiaries of the Company

23                   Consent of Arthur Andersen LLP

27.1                 Financial Data Schedule - 1997 +

27.2                 Financial Data Schedule - 1996 Amended +



+  Filed in electronic form only.