Form 10-Q
period 1998-03-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 1998-05-14
CIK 802806

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31,1998

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

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

                        Yes   X                        No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998:

         Common Stock, $0.01 par value                     6,732,058
                      Class                             Number of Shares

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                     March 31,      December 31,
                                                                                       1998             1997
                                                                                    (Unaudited)
                                     Assets
Current Assets:
Cash and cash equivalents                                                             $ 6,628          $ 7,583
Accounts receivable, trade, net of allowance for doubtful accounts
    of $741 and $663 in 1998 and 1997, respectively                                    29,920           21,888
Royalties and fees receivable from Affiliates                                           3,128            2,511
Other current assets                                                                    3,574            2,755
                                                                                   -----------      -----------
       Total current assets                                                            43,250           34,737

Property and equipment, net of accumulated depreciation of $18,129
   and $16,931 in 1998 and 1997, respectively                                          13,928           13,342

Intangible assets, net of accumulated amortization of $11,351 and
    $10,702 in 1998 and 1997, respectively                                             33,510           30,703
Other noncurrent assets                                                                 2,668            2,922
                                                                                   -----------      -----------
       Total Assets                                                                  $ 93,356         $ 81,704
                                                                                   ===========      ===========

                      Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt and other obligations                               $ 4,954          $ 3,943
Accounts and commissions payable                                                        8,332            6,082
Accrued expenses                                                                        7,887            6,294
Deferred income                                                                         6,091            2,927
                                                                                   -----------      -----------
       Total current liabilities                                                       27,264           19,246
                                                                                   -----------      -----------

Long-term debt and other obligations                                                   10,860            8,775
                                                                                   -----------      -----------

Deferred compensation                                                                   1,614            1,822
                                                                                   -----------      -----------

Minority interest in subsidiary                                                         1,441            1,411
                                                                                   -----------      -----------

Shareholders' Equity:
Preferred stock, no par value; 1,000,000 shares authorized; no
    shares issued or outstanding                                                            -                -
Common stock, $.01 par value; 20,000,000 shares authorized;
    7,103,582 and 7,084,104 shares issued in 1998 and 1997, respectively                   71               71
Additional paid-in capital                                                             14,669           14,492
Retained earnings                                                                      39,826           38,363
Accumulated total comprehensive income                                                   (493)            (580)
                                                                                   -----------      -----------
                                                                                       54,073           52,346
Less treasury stock, at cost, 380,452 shares                                           (1,896)          (1,896)
                                                                                   -----------      -----------
       Total shareholders' equity                                                      52,177           50,450
                                                                                   -----------      -----------
       Total Liabilities and Shareholders' Equity                                    $ 93,356         $ 81,704
                                                                                   ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                  Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                   1998               1997
                                                                                   -----              ----
Revenue:
Company office revenue                                                           $ 37,233           $ 28,990
Affiliate royalties                                                                 1,040              1,055
                                                                           ---------------    ---------------

Total revenue                                                                      38,273             30,045
                                                                           ---------------    ---------------

Expenses:
Consultants' compensation                                                          15,800             12,786
Office sales and consulting support                                                 2,289              1,579
Office administration                                                              13,159             10,895
General sales and administration                                                    4,179              3,044
Restructuring costs (Note B)                                                            -                630
                                                                           ---------------    ---------------

Total expenses                                                                     35,427             28,934
                                                                           ---------------    ---------------

Income from operations                                                              2,846              1,111

Interest income (expense), net                                                       (237)                94
                                                                           ---------------    ---------------

Income before income taxes                                                          2,609              1,205

Provision for income taxes                                                          1,116                481

Minority interest in net income of subsidiary                                          30                  -
                                                                           ---------------    ---------------

Net income                                                                        $ 1,463              $ 724
                                                                           ===============    ===============

Basic earnings per share                                                           $ 0.22             $ 0.11
                                                                           ===============    ===============

Diluted earnings per share                                                         $ 0.22             $ 0.11
                                                                           ===============    ===============

Basic weighted average number of shares outstanding                                 6,695              6,516
                                                                           ===============    ===============

Diluted weighted average number of shares outstanding                               6,778              6,870
                                                                           ===============    ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                                   1998          1997
Operating Activities:
  Net income                                                     $1,463          $724
  Adjustments to reconcile net income to net cash
    provided by (utilized for) operating activities:
      Depreciation and amortization                               1,866         1,427
      Deferred income taxes                                         423            --
      Restricted stock compensation                                  --          (470)
      Restructuring costs (Note B)                                   --           630
      Minority interest in net income of subsidiary                  30            --
      Provision for doubtful accounts                               120            75
      Other non-cash items                                          254          (320)
      Changes in operating accounts:
          (Increase) in operating assets                         (9,859)       (2,743)
          Increase (decrease) in operating liabilities            6,961        (5,528)
                                                               --------      --------

  Net cash provided by (utilized for) operating activities        1,258        (6,205)
                                                               --------      --------

Investing Activities:
  Purchase of property and equipment                             (1,742)         (796)
  Cash paid for acquisitions                                     (3,748)       (3,195)
                                                               --------      --------

  Net cash utilized for investing activities                     (5,490)       (3,991)
                                                               --------      --------

Financing Activities:
  Borrowings under revolving credit facility                      3,600            --
  Payment of long-term debt and other obligations                  (500)         (218)
  Proceeds from stock issuances                                     177           738
                                                               --------      --------

  Net cash provided by financing activities                       3,277           520
                                                               --------      --------

Decrease in cash and cash equivalents                              (955)       (9,676)

Cash and cash equivalents, beginning of period                    7,583        18,055
                                                               --------      --------

Cash and cash equivalents, end of period                         $6,628        $8,379
                                                               ========      ========

Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                      $237           $96
                                                               ========      ========

     Income taxes                                                  $571        $1,606
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which is effective for financial statements issued for fiscal years beginning after December 15, 1997. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $1,513,000 and $535,000, respectively.

Reclassifications

Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - RESTRUCTURING COSTS

During the first quarter 1997, the Company announced a corporate restructuring. The restructuring charge of $630,000 ($380,000 or $0.06 per share, net of taxes) was primarily for severance payments related to reductions in employees and lease termination costs for the closure of several small "satellite" offices with limited future economic benefit to the Company. The Company anticipates that all payments for severance and office closures will be completed in 1998.

NOTE C - ACQUISITION AND LICENSING AGREEMENT

Effective January 1, 1998, the Company acquired certain assets and the business of Manus Associates ("Manus"), a Stamford, Connecticut human resource consulting firm, for a combination of cash and future defined incentives. The Company borrowed $3,600,000 from its revolving credit facility in order to complete this transaction.

Additionally, effective January 1, 1998, the Company entered into an exclusive licensing agreement with The Atlanta Consulting Group ("TACG"), an organizational consulting firm located in Atlanta, Georgia. Under this exclusive licensing agreement, the Company will sell and deliver TACG's full range of products and methodologies and has hired all TACG former employees.

The transactions were accounted for as a purchase. The accompanying consolidated financial statements reflect the year to date results from the effective date of acquisition for both of the above transactions. For the three months ended March 31, 1998, the aggregate purchase price for acquisitions was approximately $3,748,000, including the costs of acquisitions. The purchase price exceeded the fair value of the assets acquired by $3,734,000.

The pro-forma impact of these acquisitions on results of operations, if either one of the acquisitions had been consummated at the beginning of each period presented, is immaterial to the consolidated financial statements as a whole, and has been omitted.

NOTE D - DEBT

In order to reduce the impact of changes in interest rates on the Company's floating rate debt under its revolving credit facility, the Company has entered into four interest rate swap agreements with an aggregate notional principal at March 31, 1998 of $14,817,000 and quarterly payments scheduled over two to five years. At March 31, 1998, the Company's interest rates under these interest rate swaps range from 6.5% to 7.1%.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - DEBT (Continued)

The Company uses interest rate swaps to reduce exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by the change in value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The net cash paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The impact of the above interest rate swap agreements on interest expense has been immaterial to date.

NOTE E - EARNINGS PER SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings per Share". The calculations of earnings per share ("EPS") under SFAS No. 128 are detailed below.

                                                  For the three months
                                                     ended 3/31/98
                                          Income         Shares         EPS
      Basic EPS:
      Net income                        $1,463,000      6,695,000      $0.22
                                                                       =====
      Impact of options                         --         83,000
                                        ----------      ---------
      Diluted EPS:
      Net income                        $1,463,000      6,778,000      $0.22
                                        ==========      =========      =====


                                                  For the three months
                                                     ended 3/31/97
                                          Income         Shares         EPS
      Basic EPS:
      Net income                         $ 724,000      6,516,000      $0.11
                                                                       =====
      Impact of options                         --        354,000
                                        ----------      ---------
      Diluted EPS:
      Net income                         $ 724,000      6,870,000      $0.11
                                         =========      =========      =====


For the three months ended March 31, 1998, outstanding options to purchase 793,464 shares of Company Common Stock at $11.88 to $24.33 were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Stock.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - SEGMENTS

Summarized operations of each of the Company's geographic segments in the aggregate as of March 31, 1998 and 1997 and for the three month periods then ended are as follows:

                                                                                              Asia-
1998                                         U.S.            Canada           Europe         Pacific        Consolidated
----                                         ----            ------           ------         -------        ------------
Identifiable assets                    $  74,644,000    $   6,874,000   $   6,645,000   $   5,193,000      $  93,356,000
                                       =============    =============   =============   =============      =============

Total revenue                          $  29,084,000    $   2,695,000   $   3,365,000   $   3,129,000      $  38,273,000
                                       =============    =============   =============   =============      =============

Income from operations (1)             $   1,739,000    $     410,000   $     597,000   $     100,000      $   2,846,000
                                       =============    =============   =============   =============      =============

Depreciation and amortization          $   1,470,000    $     128,000   $     112,000   $     156,000      $   1,866,000
                                       =============    =============   =============   =============      =============

Capital expenditures                   $   1,342,000    $     122,000   $     150,000   $     128,000      $   1,742,000
                                       =============    =============   =============   =============      =============

1997
Identifiable assets                    $  57,191,000    $   6,759,000   $   5,087,000   $          --      $  69,037,000
                                       =============    =============   =============   =============      =============

Revenue                                $  24,315,000    $   2,607,000   $   3,123,000   $          --      $  30,045,000
                                       =============    =============   =============   =============      =============

Income from operations (1)             $     244,000    $     331,000   $     536,000   $          --      $   1,111,000
                                       =============    =============   =============   =============      =============

Depreciation and amortization          $   1,267,000    $      62,000   $      98,000   $          --      $   1,427,000
                                       =============    =============   =============   =============      =============

Capital expenditures                   $     708,000    $      14,000   $      74,000   $          --      $     796,000
                                       =============    =============   =============   =============      =============

(1) The income from operations for the United States segment includes total general sales and administration expense reported on the Condensed Consolidated Statements of Income.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its financial statements. Although this statement need not be applied to interim financial statements in the initial year of application, expanded comparative information will be required for interim periods subsequent to the fiscal year ending December 31, 1998.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SUBSEQUENT EVENT

On April 1, 1998, the Company completed its previously announced acquisition of a majority interest in Teams International, Inc. ("Teams"), a technology-based assessment firm, specializing in 360-degree feedback instruments to support a wide spectrum of organizational change initiatives, such as career management, leadership training and development, team-building and performance and pay management. The transaction was structured as a joint venture, with the Company purchasing a 51% interest. As a part of the purchase agreement, the minority shareholders of Teams have agreed to provide the Company with options to acquire the remaining 49% of the outstanding shares of Teams beginning on April 1, 2001. Additionally, the minority shareholders of Teams have the right to require the Company to purchase the remaining 49% of the outstanding shares of Teams over a three year period beginning on April 1, 2001.

The Company borrowed $2,300,000 from its revolving credit facility in order to complete this transaction.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 1998, revenue generated by Company offices increased by 28% or $8,243,000 from the corresponding quarter in 1997. This increase is due to same office revenue growth of approximately 8%, in addition to $6,049,000 in incremental revenues from acquisitions consummated subsequent to the first quarter 1997. The same office revenue growth was derived primarily from North American operations, as European same office revenues were flat compared to the prior year.

For the three months ended March 31, 1998, revenue generated by Company offices within the outplacement line of business increased by 18% or $4,933,000. This outplacement revenue increase is largely due to $4,727,000 in incremental revenues from acquisitions consummated subsequent to the first quarter 1997. In addition, the Company experienced greater activity from existing major international and national accounts. The Company continues to experience compression in the length of career transition programs provided which negatively impacts average program fees. The increased activity mentioned above was partly offset by reduced program length and price compression.

For the three months ended March 31, 1998, revenue generated by Company offices within the human resource consulting line of business increased by 154% or $3,310,000. This significant increase in consulting revenues is due to same office consulting revenue growth of approximately 93%, in addition to $1,322,000 in incremental revenues from the consulting acquisitions effective January 1, 1998 (see Note C to the Condensed Consolidated Financial Statements).

For the three months ended March 31, 1998, Affiliate royalties decreased 1% or $15,000 from the corresponding quarter in 1997.

For the three months ended March 31, 1998, total Company office expenses increased 24% or $5,988,000 over the corresponding quarter in 1997, excluding the 1997 restructuring charge of $630,000 (see Note B to the Condensed Consolidated Financial Statements). This increase is due to $5,564,000 in incremental costs from acquisitions consummated subsequent to the first quarter 1997, as well as an increase in office level employee incentives. The Company's achievement of certain revenue and operating income targets for the first quarter 1998 has triggered this increase in office level incentives.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Aggregate Company office margin, exclusive of the 1997 restructuring charge (see Note B to the Condensed Consolidated Financial Statements), was 16% and 13% for the first quarter 1998 and 1997, respectively. The increase in margin is attributable primarily to the previously mentioned revenue growth, particularly in the consulting line of business, partly offset by break-even results in the Asia-Pacific segment and increased funding for office level incentives. The Asia-Pacific segment's results were negatively impacted by the summer holiday period in that geographic region.

For the three months ended March 31, 1998, general sales and administration expenses increased by 37% or $1,135,000 over the corresponding period in 1997. This increase is due primarily to incentive compensation expense and increased amortization charges related to the Company's significant acquisition activity during 1997 and early 1998. General sales and administrative expenses as a percentage of total revenues were approximately 11% for the first quarter 1998 versus 10% for the first quarter 1997.

The Company's effective tax rates for the three months ended March 31, 1998 and 1997 were approximately 43% and 40%, respectively. The increase in the effective tax rate is due to a shift in the Company's taxable income to foreign jurisdictions with higher tax rates, as well as an increase in the non-deductible portion of goodwill amortization and the effect of other non-deductible expenses related to the Company's significant acquisition activity during 1997.

Capital Resources and Liquidity

At March 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of $6,628,000 and $7,583,000, respectively. At March 31, 1998 and December 31, 1997, the Company had working capital of $15,986,000 and $15,491,000, respectively.

Net cash provided by operating activities amounted to $1,258,000 for the first quarter 1998 versus cash utilized for operating activities of $6,205,000 for the first quarter 1997. The improvement is the result of increased earnings and a general working capital improvement.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Net cash utilized for investing activities amounted to $5,490,000 and $3,991,000 for the three months ended March 31, 1998 and 1997, respectively. During the first quarter 1998, the Company invested significantly in equipment and technology to meet the needs of its operations and enhance operating efficiencies. Additionally, during the first quarter 1998, the Company acquired two human resource consulting firms for a combination of cash and future defined incentive payments (see Note C to the Condensed Consolidated Financial Statements).

Net cash provided by financing activities amounted to $3,277,000 and $520,000 for the three months ended March 31, 1998 and 1997, respectively. The net cash inflow for 1998 was the result of the $3,600,000 borrowing made to complete the Manus acquisition (see Note C to the Condensed Consolidated Financial Statements), partly offset by repayments on the Company's borrowings and defined incentives for acquisitions made in previous years.

Under its revolving credit facility with its two primary lenders, the Company has a $40,000,000 borrowing capacity. The Company had approximately $25,200,000 available under the revolving credit facility at March 31, 1998. Subsequent to the Teams acquisition (see Note G to the Condensed Consolidated Financial Statements), the Company had $22,900,000 available under the revolving credit facility. The Company plans to utilize the revolving credit facility to assist in the financing of future acquisitions as they arise and for other general corporate purposes.

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

Year 2000

The Company has completed a preliminary evaluation of the potential impact of the year 2000 and is not able to reasonably quantify the anticipated costs at this time. However, the Company clearly expects costs to be incurred addressing the year 2000 issue, but does not expect these costs to have a material impact on its business, operations, or its financial condition.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Forward Looking Statements

Statements included in this Report on Form 10-Q, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and hereby are identified as "forward looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements including without limitation those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission (the "SEC"). The Company hereby incorporates by reference the discussion concerning forward looking statements set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the SEC, as well as the risk factors identified within the same Annual Report on Form 10-K. Readers of this Report are cautioned not to place undue reliance upon these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward looking statements or reflect events or circumstances after the date hereof.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the three months ended March 31, 1998.

Item 6.   Exhibits and Reports on Form 8-K

            a. Exhibits:

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

RIGHT MANAGEMENT CONSULTANTS, INC.

                  BY:/S/ RICHARD J. PINOLA                    May 14, 1998
                    ------------------------                  ------------
                  Richard J. Pinola                             Date
                  Chairman of the Board and Chief Executive Officer

                  BY :/S/ G. LEE BOHS                         May 14, 1998
                    ---------------------------------         ------------
                  G. Lee Bohs                                   Date
                  Chief Financial Officer and
                  Principal Accounting Officer