Form 10-Q
period 1998-06-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 1998-08-14
CIK 802806

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                    OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                         Commission File Number 0-15539

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                23-2153729
         ------------                               -----------
   (State of other jurisdiction                     (IRS Employer
  of incorporation of organization)              Identification No.)

    1818 Market Street, Philadelphia, Pennsylvania          19103
    ----------------------------------------------          -----
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

                     Yes  __X__               No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1998:

Common Stock, $0.01 par value                            6,709,051
------------------------------                       ----------------
         Class                                       Number of Shares

                       Right Management Consultants, Inc.
                      Condensed Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                              June 30,            December 31,
                                                                                1998                  1997
                                                                             (Unaudited)
                                             Assets
Current Assets:
Cash and cash equivalents                                                            $  8,870                $  7,583
Accounts receivable, trade, net of allowance for doubtful accounts
  of $809 and $663 in 1998 and 1997, respectively                                      28,819                  21,888
Royalties and fees receivable from Affiliates                                           3,389                   2,511
Other current assets                                                                    3,435                   2,755
                                                                                     --------                --------
  Total current assets                                                                 44,513                  34,737

Property and equipment, net of accumulated depreciation of $19,324
  and $16,931 in 1998 and 1997, respectively                                           14,253                  13,342

Intangible assets, net of accumulated amortization of $12,796 and
  $10,702 in 1998 and 1997, respectively                                               35,286                  30,703
Other noncurrent assets                                                                 2,977                   2,922
                                                                                     --------                --------
  Total Assets                                                                       $ 97,029                $ 81,704
                                                                                     ========                ========

                      Liabilities and Shareholders' Equity

Current Liabilities:
Current portion of long-term debt and other obligations                              $  4,416                $  3,943
Accounts and commissions payable                                                        7,302                   6,082
Accrued expenses                                                                       10,881                   6,294
Deferred income                                                                         5,545                   2,927
                                                                                     --------                --------
  Total current liabilities                                                            28,144                  19,246
                                                                                     --------                --------

Long-term debt and other obligations                                                   11,919                   8,775
                                                                                     --------                --------

Deferred compensation                                                                   1,691                   1,822
                                                                                     --------                --------

Minority interest in subsidiaries                                                       1,560                   1,411
                                                                                     --------                --------

Shareholders' Equity:
Preferred stock, no par value; 1,000,000 shares authorized; no
  shares issued or outstanding                                                             --                      --
Common stock, $.01 par value; 20,000,000 shares authorized;
  7,080,770 and 7,084,104 shares issued in 1998 and 1997, respectively                     71                      71
Additional paid-in capital                                                             14,776                  14,492
Retained earnings                                                                      41,502                  38,363
Accumulated total comprehensive income                                                   (738)                   (580)
                                                                                     --------                --------
                                                                                       55,611                  52,346
Less treasury stock, at cost, 380,452 shares                                           (1,896)                 (1,896)
                                                                                     --------                --------
  Total shareholders' equity                                                           53,715                  50,450
                                                                                     --------                --------
  Total Liabilities and Shareholders' Equity                                         $ 97,029                $ 81,704
                                                                                     ========                ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                   Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)

                                                             Three Months Ended June 30,
                                                                1998             1997
Revenue:
Company office revenue                                        $39,802          $30,057
Affiliate royalties                                             1,003              770
                                                             --------         --------

Total revenue                                                  40,805           30,827
                                                             --------         --------

Expenses:
Consultants' compensation                                      16,304           12,523
Office sales and consulting support                             2,384            1,708
Office administration                                          13,971           11,329
General sales and administration                                4,876            3,202
                                                             --------         --------

Total expenses                                                 37,535           28,762
                                                             --------         --------

Income from operations                                          3,270            2,065

Interest income (expense), net                                   (157)             (39)
                                                             --------         --------

Income before income taxes                                      3,113            2,026

Provision for income taxes                                      1,318              830

Minority interest in net income of subsidiaries                   119               --
                                                             --------         --------

Net income                                                     $1,676           $1,196
                                                             ========         ========

Basic earnings per share                                        $0.25            $0.18
                                                             ========         ========

Diluted earnings per share                                      $0.25            $0.18
                                                             ========         ========

Basic weighted average number of shares outstanding             6,698            6,582
                                                             ========         ========

Diluted weighted average number of shares outstanding           6,793            6,720
                                                             ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                   Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                                1998             1997
Revenue:
Company office revenue                                        $77,034          $59,047
Affiliate royalties                                             2,043            1,825
                                                             --------         --------

Total revenue                                                  79,077           60,872
                                                             --------         --------

Expenses:
Consultants' compensation                                      32,100           25,308
Office sales and consulting support                             4,673            3,287
Office administration                                          27,133           22,224
General sales and administration                                9,055            6,246
Restructuring costs (Note B)                                       --              630
                                                             --------         --------

Total expenses                                                 72,961           57,695
                                                             --------         --------

Income from operations                                          6,116            3,177

Interest income (expense), net                                   (394)              55
                                                             --------         --------

Income before income taxes                                      5,722            3,232

Provision for income taxes                                      2,434            1,311

Minority interest in net income of subsidiaries                   149               --
                                                             --------         --------

Net income                                                     $3,139           $1,921
                                                             ========         ========

Basic earnings per share                                        $0.47            $0.29
                                                             ========         ========

Diluted earnings per share                                      $0.46            $0.28
                                                             ========         ========

Basic weighted average number of shares outstanding             6,696            6,549
                                                             ========         ========

Diluted weighted average number of shares outstanding           6,784            6,751
                                                             ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 Six Months Ended June 30,
                                                                  1998             1997
Operating Activities:
     Net income                                                   $3,139           $1,921
     Adjustments to reconcile net income to net cash
        provided by (utilized for) operating activities:
         Depreciation and amortization                             3,810            2,845
         Deferred income taxes                                       423               --
         Restricted stock compensation                                --             (593)
         Tax benefit from the exercise of stock options               --              400
         Restructuring costs (Note B)                                 --              630
         Minority interest in net income of subsidiaries             149               --
         Provision for doubtful accounts                             240              150
         Other non-cash items                                        360             (388)
         Changes in operating accounts:
           (Increase) in operating assets                         (9,065)            (530)
           Increase (decrease) in operating liabilities            8,080           (6,050)
                                                                --------         --------

Net cash provided by (utilized for) operating activities           7,136           (1,615)
                                                                --------         --------

Investing Activities:
     Purchase of property and equipment                           (3,278)          (2,558)
     Net cash paid for acquisitions                               (6,180)          (4,472)
                                                                --------         --------

Net cash utilized for investing activities                        (9,458)          (7,030)
                                                                --------         --------

Financing Activities:
     Borrowings under revolving credit facility                    5,900            5,500
     Payment of long-term debt and other obligations              (2,575)          (1,250)
     Repurchase of common stock                                       --             (228)
     Proceeds from stock issuances                                   284              989
                                                                --------         --------

Net cash provided by financing activities                          3,609            5,011
                                                                --------         --------

Increase (decrease) in cash and cash equivalents                   1,287           (3,634)

Cash and cash equivalents, beginning of period                     7,583           18,055
                                                                --------         --------

Cash and cash equivalents, end of period                          $8,870          $14,421
                                                                ========         ========

Supplemental Disclosures of Cash Flow Information
     Cash paid for:

         Interest                                                   $523             $228
                                                                ========         ========

         Income taxes                                             $1,258           $1,746
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which is effective for financial statements issued for fiscal years beginning after December 15, 1997. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation. Total comprehensive income for the three months ended June 30, 1998 and 1997 was $1,535,000 and $1,235,000, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $3,048,000 and $1,772,000, respectively.

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

NOTE C - ACQUISITIONS AND LICENSING AGREEMENT

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

Effective April 1, 1998, the Company acquired 51 % of the outstanding shares of Teams International, Inc. ("Teams"), a technology-based assessment firm specializing in 360-degree feedback instruments to support a wide spectrum of organizational change initiatives. The purchase price of this acquisition, including costs of acquisition, approximated $2,308,000. The Company borrowed $2,300,000 from its revolving credit facility in order to complete this transaction. As a part of the purchase agreement, the minority shareholders of Teams have agreed to provide the Company with options to acquire the remaining 49% of the outstanding shares of Teams beginning on April 1, 2001. Additionally, the minority shareholders of Teams have the right to require the Company to purchase the remaining 49% of the outstanding shares of Teams over a three year period beginning on April 1, 2001.

These transactions were accounted for as purchases. The accompanying consolidated financial statements reflect the year to date results from the effective dates of acquisition for all of the above transactions. For the six months ended June 30, 1998, the aggregate purchase price for acquisitions was approximately $6,180,000, including the costs of acquisitions. The purchase price exceeded the fair value of the assets acquired by $6,270,000.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - ACQUISITIONS AND LICENSING AGREEMENT (Continued)

The pro-forma impact of these acquisitions on results of operations is immaterial to the consolidated financial statements as a whole, and has been omitted.

NOTE D - ACCRUED EXPENSES

The increase in accrued expenses existing at June 30, 1998 is attributable to incentive compensation accruals due to the Company's achievement of certain internal revenue and earnings targets in 1998. The internal revenue and earnings targets were not met in 1997.

NOTE E - DEBT

The Company has entered into four interest rate swap agreements with an aggregate notional principal at June 30, 1998 of $13,350,000 and quarterly payments scheduled over two to five years. At June 30, 1998, the Company's interest rates under these interest rate swaps ranged from 6.4% to 6.7%.

The borrowing of $2,300,000 to complete the acquisition of Teams (see Note C to the Condensed Consolidated Financial Statements) is not subject to an interest rate swap. The Company pays a floating interest rate on this borrowing which approximated 6.6% at June 30, 1998.

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - EARNINGS PER SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings per Share". The calculations of earnings per share ("EPS") under SFAS No. 128 are detailed below.

                                For the three months                    For the six months
                                ended June 30, 1998                     ended June 30, 1998
                            Income        Shares    EPS            Income        Shares     EPS
Basic EPS:
Net income                $1,676,000    6,698,000  $0.25         $3,139,000     6,696,000   $0.47
                                                   =====                                    =====
Impact of options                ---       95,000                       ---        88,000
                          ----------    ---------                ----------     ---------
Diluted EPS:
Net income                $1,676,000    6,793,000  $0.25         $3,139,000     6,784,000   $0.46
                          ==========    =========  =====         ==========     =========   =====

                                For the three months                   For the six months
                                ended June 30, 1997                    ended June 30, 1997
                            Income        Shares    EPS            Income        Shares     EPS
Basic EPS:
Net income                $1,196,000    6,582,000  $0.18         $1,921,000     6,549,000   $0.29
                                                   =====                                    =====
Impact of options                ---      138,000                       ---       202,000
                          ----------    ---------                ----------     ---------
Diluted EPS:
Net income                $1,196,000    6,720,000  $0.18         $1,921,000     6,751,000   $0.28
                          ==========    =========  =====         ==========     =========   =====


For the three months and six months ended June 30, 1998, outstanding options to purchase 798,214 shares of Company Common Stock at prices ranging from $12.75 to $24.33 per share were excluded from the computation of diluted EPS, as the options' average exercise price was greater than the market price of the Common Stock.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SEGMENTS

Summarized operations of each of the Company's geographic segments in the aggregate as of June 30, 1998 and 1997 and for the six month periods then ended are as follows:

                                                                            Asia-
1998                         U.S.           Canada          Europe         Pacific       Consolidated
Identifiable assets      $77,613,000     $ 6,365,000     $ 7,697,000     $ 5,354,000     $97,029,000
                         ===========     ===========     ===========     ===========     ===========

Total revenue            $60,522,000     $ 5,136,000     $ 7,020,000     $ 6,399,000     $79,077,000
                         ===========     ===========     ===========     ===========     ===========

Income from
operations (1)           $ 3,771,000     $   813,000     $ 1,076,000     $   456,000     $ 6,116,000
                         ===========     ===========     ===========     ===========     ===========

Depreciation and
amortization             $ 3,005,000     $   264,000     $   235,000     $   306,000     $ 3,810,000
                         ===========     ===========     ===========     ===========     ===========

Capital expenditures     $ 2,630,000     $   143,000     $   153,000     $   352,000     $ 3,278,000
                         ===========     ===========     ===========     ===========     ===========

1997

Identifiable assets      $62,435,000     $ 7,209,000     $ 6,065,000     $        --     $75,709,000
                         ===========     ===========     ===========     ===========     ===========

Revenue                  $48,901,000     $ 5,689,000     $ 6,282,000     $        --     $60,872,000
                         ===========     ===========     ===========     ===========     ===========

Income from
operations (1)           $ 1,433,000     $ 1,135,000     $   609,000     $        --     $ 3,177,000
                         ===========     ===========     ===========     ===========     ===========

Depreciation and
amortization             $ 2,499,000     $   132,000     $   214,000     $        --     $ 2,845,000
                         ===========     ===========     ===========     ===========     ===========

Capital expenditures     $ 1,838,000     $    76,000     $   644,000     $        --     $ 2,558,000
                         ===========     ===========     ===========     ===========     ===========

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SEGMENTS (Continued)

The Company has elected not to comply early with SFAS No. 131.

NOTE H - SUBSEQUENT EVENT

In March 1997, the Board of Directors (the "Board") approved a stock repurchase program under which the Company is authorized to repurchase up to 10% of its currently outstanding common stock. Any shares repurchased will be held as treasury shares and be available to the Company for any use in various benefit plans and, when authorized by the Board, for other general corporate purposes. The Board has authorized Company management to pursue the repurchase program in open market transactions from time-to-time, depending upon market conditions and other factors.

During 1997, the Company repurchased 127,000 shares of Common Stock at an aggregate purchase price of $1,379,000.

In early August 1998, the Company repurchased 90,000 shares of Common Stock at an aggregate purchase price of $1,051,000.

                                 PART I - ITEM 2
               MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the three months ended June 30, 1998, revenue generated by Company offices increased by 32% or $9,745,000 from the corresponding quarter in 1997. This increase is due to same office revenue growth of approximately 10%, in addition to $6,687,000 in incremental revenues from acquisitions consummated subsequent to the second quarter 1997. The same office revenue growth was derived primarily from the U.S. and European operations and was evident in both the outplacement and human resource consulting lines of business.

For the three months ended June 30, 1998, revenue generated by Company offices within the outplacement line of business increased by 20% or $5,457,000. This outplacement revenue increase is largely due to $3,808,000 in incremental revenues from acquisitions consummated subsequent to the second quarter 1997. In addition, the Company experienced greater activity from existing major international and national accounts across all geographic regions.

For the three months ended June 30, 1998, revenue generated by Company offices within the human resource consulting line of business increased by 130% or $4,288,000. This significant increase in consulting revenues is due to same office consulting revenue growth of approximately 43%, in addition to $2,879,000 in incremental consulting revenues from the acquisitions consummated subsequent to the second quarter 1997 (see Note C to the Condensed Consolidated Financial Statements).

For the six months ended June 30, 1998, revenue generated by Company offices increased 30% or $17,987,000 from the corresponding period in 1997. This increase is due to same office revenue growth within both the outplacement and human resource consulting lines of business, in addition to $12,736,000 in incremental revenues from acquisitions consummated subsequent to the second quarter 1997. For the six months ended June 30, 1998, same office revenues in total increased by 9%.

For the three months ended June 30, 1998, Affiliate royalties increased 30% or $233,000 from the corresponding quarter in 1997. For the six months ended June 30, 1998, Affiliate royalties increased 12% or $218,000 from the corresponding quarter in 1997.

For the three months ended June 30, 1998, total Company office expenses increased 28% or $7,099,000 over the corresponding quarter in 1997. This increase is due to $5,915,000 in incremental costs from acquisitions consummated subsequent to the second quarter 1997, as well as an increase in office level employee incentives. The Company's achievement of certain revenue and operating income targets for the second quarter 1998 has triggered this increase in office level incentives.

                                 PART I - ITEM 2
               MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

For the six months ended June 30, 1998, total Company office expenses increased 26% or $13,087,000 over the corresponding period in 1997, excluding the 1997 restructuring charge of $630,000 (see Note B to the Condensed Consolidated Financial Statements). This increase is due to $11,479,000 in incremental costs from acquisitions, as well as an increase in office level employee incentives.

Aggregate Company office margins were 18% and 15% for the second quarter 1998 and 1997, respectively. Year to date aggregate Company office margins, exclusive of the 1997 restructuring charge (see Note B to the Condensed Consolidated Financial Statements), were 17% and 14% for 1998 and 1997, respectively. The increase in margin is attributable primarily to the previously mentioned revenue growth, particularly in the consulting line of business, and improved European results, partly offset by break-even results in the Asia-Pacific segment and increased funding for office level incentives. The first quarter results within the Asia-Pacific segment were negatively impacted by the summer holiday period in that geographic region.

For the three months ended June 30, 1998, general sales and administration expenses increased by 52% or $1,674,000 over the corresponding quarter in 1997. This increase is due primarily to incentive compensation expense and increased amortization charges related to the Company's significant acquisition activity during 1997 and early 1998, as well as the forfeiture of restricted stock awards in 1997 which reduced the general sales and administrative expenses in that year. General sales and administrative expenses as a percentage of total revenues were approximately 12% for the second quarter 1998 versus 10% for the second quarter 1997.

For the six months ended June 30, 1998, general sales and administration expenses increased 45% or $2,809,000 over the corresponding period in 1997. This increase is due to the previously mentioned increases in incentive compensation expense and amortization charges, as well as the forfeiture of restricted stock awards in 1997. General sales and administrative expenses as a percentage of total revenues were approximately 11% for year to date 1998 versus 10% for year to date 1997.

                                 PART I - ITEM 2
               MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

The Company's effective tax rates for the three months ended June 30, 1998 and 1997 were approximately 42% and 41%, respectively. The Company's effective tax rates for the six months ended June 30, 1998 and 1997 were approximately 43% and 41%, respectively. The increase in the effective tax rate is due to a shift in the Company's taxable income to foreign jurisdictions with higher tax rates, as well as an increase in the non-deductible portion of goodwill amortization and the effect of other non-deductible expenses related to the Company's significant acquisition activity during 1997. Throughout the remainder of 1998, the Company anticipates that the effective tax rate will approximate 43%.

Capital Resources and Liquidity

At June 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $8,870,000 and $7,583,000, respectively. At June 30, 1998 and December 31, 1997, the Company had working capital of $16,369,000 and $15,491,000, respectively.

Net cash provided by operating activities amounted to $7,136,000 for the six months ended June 30, 1998 versus cash utilized for operating activities of $1,615,000 for 1997. The improvement is primarily the result of increased earnings.

Net cash utilized for investing activities amounted to $9,458,000 and $7,030,000 for the six months ended June 30, 1998 and 1997, respectively. The Company continues to invest in equipment and technology to meet the needs of its operations and enhance operating efficiencies. Additionally, during the first six months of 1998, the Company acquired two consulting firms and entered into a licensing agreement with an outside firm for a combination of cash and future defined incentive payments (see Note C to the Condensed Consolidated Financial Statements).

Net cash provided by financing activities amounted to $3,609,000 and $5,011,000 for the six months ended June 30, 1998 and 1997, respectively. The net cash inflow for 1998 was the result of the $5,900,000 borrowing made to complete the Manus and Teams acquisitions (see Note C to the Condensed Consolidated Financial Statements), partly offset by repayments on the Company's borrowings and defined incentives for acquisitions made in previous years.

Under its revolving credit facility with its two primary lenders, the Company has a $40,000,000 borrowing capacity. The Company had approximately $24,350,000 available under the revolving credit facility at June 30, 1998. The Company plans to utilize the revolving credit facility to assist in the financing of future acquisitions as they arise and for other general corporate purposes.

                                 PART I - ITEM 2
               MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

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

Year 2000

The Company has completed an evaluation of the potential impact of the year 2000. The Company clearly expects costs to be incurred addressing the year 2000 issue, but does not expect these costs to have a material impact on its business, operations, or its financial condition.

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

PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 were not applicable in the six months ended June 30, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders
               The Company held its annual meeting of shareholders on May 7, 1998. At the meeting, ten of the nominees for the election of directors, being Frank P. Louchheim, Richard J. Pinola, Joseph T. Smith, Larry A. Evans, John R. Bourbeau, Raymond B. Langton, Rebecca J. Maddox, Catherine Y. Selleck, Marti D. Smye and Frederick R. Davidson were elected as directors. The selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year was also ratified.

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

RIGHT MANAGEMENT CONSULTANTS, INC.


          BY:/S/ RICHARD J. PINOLA                          August 13, 1998
          Richard J. Pinola                                      Date
          Chairman of the Board and Chief Executive Officer

          BY:/S/ G. LEE BOHS                                August 10, 1998
          G. Lee Bohs                                            Date
          Chief Financial Officer and
          Principal Accounting Officer