Form 10-Q
period 1998-09-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 1998-11-13
CIK 802806

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 1998

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

                        Yes       X               No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1998:

         Common Stock, $0.01 par value                  6,632,014
                      Class                         Number of Shares

                       Right Management Consultants, Inc.
                      Condensed Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                  September 30,  December 31,
                                                                                       1998            1997
                                                                                   (Unaudited)
                                               Assets

       Current Assets:
       Cash and cash equivalents                                                    $   8,228      $   7,583
       Accounts receivable, trade, net of allowance for doubtful accounts
           of $935 and $663 in 1998 and 1997, respectively                             33,790         21,888
       Royalties and fees receivable from Affiliates                                    3,301          2,511
       Other current assets                                                             3,270          2,755
                                                                                    ---------      ---------
              Total current assets                                                     48,589         34,737

       Property and equipment, net of accumulated depreciation of $20,636
          and $16,931 in 1998 and 1997, respectively                                   14,085         13,342

       Intangible assets, net of accumulated amortization of $13,430 and
           $10,702 in 1998 and 1997, respectively                                      34,626         30,703
       Other noncurrent assets                                                          3,018          2,922
                                                                                    ---------      ---------
              Total Assets                                                          $ 100,318      $  81,704
                                                                                    =========      =========




                                Liabilities and Shareholders' Equity


       Current Liabilities:
       Current portion of long-term debt and other obligations                      $   5,175      $   3,943
       Accounts and commissions payable                                                 7,327          6,082
       Accrued expenses                                                                14,156          6,294
       Deferred income                                                                  7,030          2,927
                                                                                    ---------      ---------
              Total current liabilities                                                33,688         19,246
                                                                                    ---------      ---------

       Long-term debt and other obligations                                            10,030          8,775
                                                                                    ---------      ---------

       Deferred compensation                                                            1,713          1,822
                                                                                    ---------      ---------

       Minority interest in subsidiaries                                                1,751          1,411
                                                                                    ---------      ---------

       Shareholders' Equity:
       Preferred stock, no par value; 1,000,000 shares authorized; no
           shares issued or outstanding                                                    --             --
       Common stock, $.01 par value; 20,000,000 shares authorized;
           7,089,503 and 7,084,104 shares issued in 1998 and 1997, respectively            71             71
       Additional paid-in capital                                                      14,874         14,492
       Retained earnings                                                               42,819         38,363
       Accumulated total comprehensive income                                            (797)          (580)
                                                                                    ---------      ---------
                                                                                       56,967         52,346
       Less treasury stock, at cost, 537,952 shares and 380,452 shares
           in 1998 and 1997, respectively                                              (3,831)        (1,896)
                                                                                    ---------      ---------
              Total shareholders' equity                                               53,136         50,450
                                                                                    ---------      ---------
              Total Liabilities and Shareholders' Equity                            $ 100,318      $  81,704
                                                                                    =========      =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                  Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                            1998        1997

Revenue:
Company office revenue                                    $39,895     $32,039
Affiliate royalties                                         1,039         785
                                                          -------     -------

Total revenue                                              40,934      32,824
                                                          -------     -------

Expenses:
Consultants' compensation                                  17,265      13,609
Office sales and consulting support                         2,641       2,084
Office administration                                      14,266      12,500
General sales and administration                            3,910       3,079
                                                          -------     -------

Total expenses                                             38,082      31,272
                                                          -------     -------

Income from operations                                      2,852       1,552

Interest expense, net                                         206          80
                                                          -------     -------

Income before income taxes                                  2,646       1,472

Provision for income taxes                                  1,138         618

Minority interest in net income of subsidiaries               191         209
                                                          -------     -------

Net income                                                $ 1,317     $   645
                                                          =======     =======

Basic earnings per share                                  $  0.20     $  0.10
                                                          =======     =======

Diluted earnings per share                                $  0.20     $  0.10
                                                          =======     =======

Basic weighted average number of shares outstanding         6,640       6,627
                                                          =======     =======

Diluted weighted average number of shares outstanding       6,721       6,745
                                                          =======     =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                   Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                            1998         1997

Revenue:
Company office revenue                                    $116,930     $ 91,086
Affiliate royalties                                          3,082        2,610
                                                          --------     --------

Total revenue                                              120,012       93,696
                                                          --------     --------

Expenses:
Consultants' compensation                                   49,362       38,917
Office sales and consulting support                          7,316        5,372
Office administration                                       41,402       34,723
General sales and administration                            12,965        9,327
Restructuring costs (Note B)                                    --          630
                                                          --------     --------

Total expenses                                             111,045       88,969
                                                          --------     --------

Income from operations                                       8,967        4,727

Interest expense, net                                          600           22
                                                          --------     --------

Income before income taxes                                   8,367        4,705

Provision for income taxes                                   3,571        1,930

Minority interest in net income of subsidiaries                340          209
                                                          --------     --------

Net income                                                $  4,456     $  2,566
                                                          ========     ========

Basic earnings per share                                  $   0.67     $   0.39
                                                          ========     ========

Diluted earnings per share                                $   0.66     $   0.38
                                                          ========     ========

Basic weighted average number of shares outstanding          6,678        6,572
                                                          ========     ========

Diluted weighted average number of shares outstanding        6,763        6,731
                                                          ========     ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Nine Months Ended September 30,
                                                                  1998          1997

Operating Activities:
  Net income                                                   $  4,456      $  2,566
  Adjustments to reconcile net income to net cash
    provided by (utilized for) operating activities:
      Depreciation and amortization                               5,873         4,591
      Deferred income taxes                                         423            --
      Restricted stock compensation                                  --          (658)
      Tax benefit from the exercise of stock options                 --           400
      Restructuring costs (Note B)                                   --           630
      Minority interest in net income of subsidiaries               340           209
      Provision for doubtful accounts                               320           225
      Other non-cash items                                          414          (461)
      Changes in operating accounts:
          (Increase) in operating assets                        (13,895)       (1,053)
          Increase (decrease) in operating liabilities           12,830        (5,964)
                                                               --------      --------

  Net cash provided by operating activities                      10,761           485
                                                               --------      --------

Investing Activities:
  Purchase of property and equipment                             (4,589)       (3,657)
  Net cash paid for acquisitions                                 (6,180)       (4,268)
                                                               --------      --------

  Net cash utilized for investing activities                    (10,769)       (7,925)
                                                               --------      --------

Financing Activities:
  Borrowings under revolving credit facility                      5,900            --
  Payment of long-term debt and other obligations                (3,694)       (1,650)
  Repurchase of common stock                                     (1,935)       (1,379)
  Proceeds from stock issuances                                     382         1,271
                                                               --------      --------

  Net cash provided by (utilized for) financing activities          653        (1,758)
                                                               --------      --------

Increase (decrease) in cash and cash equivalents                    645        (9,198)

Cash and cash equivalents, beginning of period                    7,583        18,055
                                                               --------      --------

Cash and cash equivalents, end of period                       $  8,228      $  8,857
                                                               ========      ========

Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                  $    855      $    393
                                                               ========      ========

     Income taxes                                              $  2,245      $  2,097
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which is effective for financial statements issued for fiscal years beginning after December 15, 1997. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation. Total comprehensive income for the three months ended September 30, 1998 and 1997 was $1,283,000 and $662,000, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $4,332,000 and $2,437,000, respectively.

Reclassifications

Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - RESTRUCTURING COSTS

During the first quarter 1997, the Company announced a corporate restructuring. The restructuring charge of $630,000 ($380,000 or $0.06 per share, net of taxes) was primarily for severance payments related to reductions in employees and lease termination costs for the closure of several small "satellite" offices with limited future economic benefit to the Company. The Company has completed all payments for severance and office closures during 1998.

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

Effective April 1, 1998, the Company acquired 51% of the outstanding shares of Teams International, Inc. ("Teams"), a technology-based assessment firm specializing in 360-degree feedback instruments to support a wide spectrum of organizational change initiatives. The purchase price of this acquisition, including costs of acquisition, approximated $2,308,000. The Company borrowed $2,300,000 from its revolving credit facility in order to complete this transaction. As a part of the purchase agreement, the minority shareholders of Teams have agreed to provide the Company with options to acquire the remaining 49% of the outstanding shares of Teams beginning on April 1, 2001. Additionally, the minority shareholders of Teams have the right to require the Company to purchase the remaining 49% of the outstanding shares of Teams over a three year period beginning on April 1, 2001.

These transactions were accounted for as purchases. The accompanying consolidated financial statements reflect the year to date results from the effective dates of acquisition for all of the above transactions. For the nine months ended September 30, 1998, the aggregate purchase price for acquisitions was approximately $6,180,000, including the costs of acquisitions. The purchase price exceeded the fair value of the assets acquired by $6,270,000.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - ACQUISITIONS AND LICENSING AGREEMENT (Continued)

The pro-forma impact of these acquisitions on results of operations is immaterial to the consolidated financial statements as a whole, and has been omitted.

NOTE D - ACCRUED EXPENSES

The increase in accrued expenses existing at September 30, 1998 is attributable to incentive compensation accruals due to the Company's achievement of certain internal revenue and earnings targets in 1998. The internal revenue and earnings targets were not met in 1997.

NOTE E - DEBT

In September 1998, the Company extended its existing Credit Agreement (the "Credit Agreement") with its two primary lenders from December 31, 1999 to December 31, 2000.

At September 30, 1998, the Company has entered into four interest rate swap agreements with an aggregate notional principal of $12,283,000 and quarterly payments scheduled over two to five years. At September 30, 1998, the Company's interest rates under these interest rate swaps ranged from 6.7% to 7.3%.

The floating rate borrowing of $2,300,000 to complete the acquisition of Teams (see Note C to the Condensed Consolidated Financial Statements) had an interest rate which approximated 7.1% at September 30, 1998. In early October 1998, the Company entered into another interest rate swap agreement for the entire $2,300,000 borrowing noted above.

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - EARNINGS PER SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings per Share". The calculations of earnings per share ("EPS") under SFAS No. 128 are detailed below.

                                             For the three months                              For the nine months
                                            ended September 30, 1998                        ended September 30, 1998
                                        Income          Shares        EPS              Income           Shares         EPS
      Basic EPS:
      Net income                      $1,317,000       6,640,000     $0.20            $4,456,000       6,678,000      $0.67
                                                                     =====                                            =====
      Impact of options                      ---          81,000                             ---          85,000
                                        --------       ---------                      ----------       ---------
      Diluted EPS:
      Net income                      $1,317,000       6,721,000     $0.20            $4,456,000       6,763,000      $0.66
                                      ==========       =========     =====            ==========       =========      =====


                                               For the three months                             For the nine months
                                              ended September 30, 1997                        ended September 30, 1997
                                         Income           Shares        EPS            Income           Shares         EPS
      Basic EPS:
      Net income                        $645,000       6,627,000     $0.10            $2,566,000       6,572,000      $0.39
                                                                     =====                                            =====
      Impact of options                      ---         118,000                             ---         159,000
                                        --------       ---------                      ----------       ---------
      Diluted EPS:
      Net income                        $645,000       6,745,000     $0.10            $2,566,000       6,731,000      $0.38
                                        ========       =========     =====            ==========       =========      =====


For the three months and nine months ended September 30, 1998, outstanding options to purchase 914,714 shares of Company Common Stock at prices ranging from $12.75 to $24.33 per share were excluded from the computation of diluted EPS, as the options' average exercise price was greater than the market price of the Common Stock.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SEGMENTS

Summarized operations of each of the Company's geographic segments in the aggregate as of September 30, 1998 and 1997 and for the nine month periods then ended are as follows:

                                                                                         Asia-
1998                                  U.S.            Canada           Europe           Pacific       Consolidated

Identifiable assets               $ 80,656,000     $  6,350,000     $  8,343,000     $  4,969,000     $100,318,000
                                  ============     ============     ============     ============     ============

Total revenue                     $ 91,811,000     $  7,280,000     $ 10,768,000     $ 10,153,000     $120,012,000
                                  ============     ============     ============     ============     ============

Income from operations (1)        $  5,225,000     $    976,000     $  1,520,000     $  1,246,000     $  8,967,000
                                  ============     ============     ============     ============     ============

Depreciation and amortization     $  4,644,000     $    390,000     $    376,000     $    463,000     $  5,873,000
                                  ============     ============     ============     ============     ============

Capital expenditures              $  3,674,000     $    183,000     $    107,000     $    625,000     $  4,589,000
                                  ============     ============     ============     ============     ============


1997

Identifiable assets               $ 63,391,000     $  6,708,000     $  5,889,000     $  5,641,000     $ 81,629,000
                                  ============     ============     ============     ============     ============

Revenue                           $ 73,361,000     $  7,703,000     $  8,882,000     $  3,750,000     $ 93,696,000
                                  ============     ============     ============     ============     ============

Income from operations (1)        $  2,187,000     $  1,080,000     $    738,000     $    722,000     $  4,727,000
                                  ============     ============     ============     ============     ============

Depreciation and amortization     $  3,914,000     $    185,000     $    333,000     $    159,000     $  4,591,000
                                  ============     ============     ============     ============     ============

Capital expenditures              $  2,683,000     $     94,000     $    678,000     $    202,000     $  3,657,000
                                  ============     ============     ============     ============     ============

(1) The income from operations for the United States segment includes total general sales and administration expense reported on the Condensed Consolidated Statements of Income.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its financial statements. Although this statement need not be applied to interim financial statements in the initial year of application, expanded comparative information will be required for interim periods subsequent to the fiscal year ending December 31, 1998. The Company has elected not to comply early with SFAS No. 131.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE H - SHAREHOLDERS EQUITY

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

During the three months ended September 30, 1998, the Company repurchased 157,500 shares of Common Stock at an aggregate purchase price of $1,935,000.

In October 1998, the Company repurchased another 10,000 shares of Common Stock at an aggregate purchase price of $114,000.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the three months ended September 30, 1998, revenue generated by Company offices increased by 25% or $7,856,000 from the corresponding quarter in 1997. This increase is due to same office revenue growth of approximately 15%, in addition to $2,938,000 in incremental revenues from acquisitions consummated subsequent to the third quarter 1997. The same office revenue growth was derived primarily from the U.S. and European operations and was evident in both the outplacement and human resource consulting lines of business.

For the three months ended September 30, 1998, revenue generated by Company offices within the outplacement line of business increased by 16% or $4,726,000. This increase is due to same office outplacement revenue growth of 15% resulting from new and recurring activity from major international and national accounts across all geographic regions.

For the three months ended September 30, 1998, revenue generated by Company offices within the human resource consulting line of business increased by 118% or $3,130,000. This significant increase in consulting revenues is due to same office consulting revenue growth of approximately 21%, in addition to $2,568,000 in incremental consulting revenues from the acquisitions consummated subsequent to the third quarter 1997 (see Note C to the Condensed Consolidated Financial Statements).

For the nine months ended September 30, 1998, revenue generated by Company offices increased 28% or $25,844,000 from the corresponding period in 1997. This increase is due to same office revenue growth within both the outplacement and human resource consulting lines of business, in addition to $15,674,000 in incremental revenues from acquisitions. For the nine months ended September 30, 1998, same office revenues in total increased by 11%.

Affiliate royalties increased from the prior year by 32% and 18% for the three months and nine months ended September 30, 1998, respectively. This increase is attributable to the previously mentioned revenue growth from major international and national accounts.

For the three months ended September 30, 1998, total Company office expenses increased 21% or $5,979,000 over the corresponding quarter in 1997. This increase is due to $2,627,000 in incremental costs from acquisitions consummated subsequent to the third quarter 1997, as well as an increase in office level employee incentives. The Company's achievement of certain revenue and operating income targets in the third quarter 1998 has triggered this increase in office level incentives.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

For the nine months ended September 30, 1998, total Company office expenses increased 24% or $19,068,000 over the corresponding period in 1997, excluding the 1997 restructuring charge of $630,000 (see Note B to the Condensed Consolidated Financial Statements). This increase is due primarily to $14,106,000 in incremental costs from acquisitions, as well as an increase in office level employee incentives.

Aggregate Company office margins were 14% and 12% for the third quarter 1998 and 1997, respectively. Year to date aggregate Company office margins, exclusive of the 1997 restructuring charge (see Note B to the Condensed Consolidated Financial Statements), were 16% and 13% for 1998 and 1997, respectively. The increase in margin over 1997 is attributable primarily to the previously mentioned revenue growth, particularly in the consulting line of business, and improved U.S. and European results, partly offset by increased funding for office level incentives.

For the three months ended September 30, 1998, general sales and administration expenses increased by 27% or $831,000 over the corresponding quarter in 1997. This increase is due primarily to incentive compensation expense and increased charges in consulting services for technology initiatives. General sales and administrative expenses as a percentage of total revenues were approximately 10% for the third quarter 1998 versus 9% for the third quarter 1997.

For the nine months ended September 30, 1998, general sales and administration expenses increased 39% or $3,638,000 over the corresponding period in 1997. This increase is due to the previously mentioned increases in incentive compensation expense and charges in consulting services for technology initiatives, as well as the forfeiture of restricted stock awards in 1997 which reduced the general sales and administrative expenses in that year. General sales and administrative expenses as a percentage of total revenues were approximately 11% for year to date 1998 versus 10% for year to date 1997.

The Company's effective tax rates for the three months ended September 30, 1998 and 1997 were approximately 43% and 42%, respectively. The Company's effective tax rates for the nine months ended September 30, 1998 and 1997 were approximately 43% and 41%, respectively. The increase in the effective tax rate is due to a shift in the Company's taxable income to foreign jurisdictions with higher tax rates, as well as an increase in the non-deductible portion of goodwill amortization and other non-deductible expenses related to the Company's significant acquisition activity during 1997. The Company expects the effective tax rate to remain at 43% for the remainder of 1998.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Liquidity and Capital Resources

At September 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $8,228,000 and $7,583,000, respectively. At September 30, 1998 and December 31, 1997, the Company had working capital of $14,901,000 and $15,491,000, respectively.

Net cash provided by operating activities amounted to $10,761,000 and $485,000 for the nine months ended September 30, 1998 and 1997, respectively. The improvement is due to increased earnings and a reduction in the use of cash for operating activities.

Net cash utilized for investing activities amounted to $10,769,000 and $7,925,000 for the nine months ended September 30, 1998 and 1997, respectively. The Company continues to invest in equipment and technology to meet the needs of its operations and enhance operating efficiencies. Additionally, during 1998, the Company acquired two consulting firms and entered into a licensing agreement with an outside firm for a combination of cash and future defined incentive payments (see Note C to the Condensed Consolidated Financial Statements).

Net cash provided by financing activities amounted to $653,000 for the nine months ended September 30, 1998 versus cash utilized for financing activities of $1,758,000 for the nine months ended September 30, 1997. The net cash inflow for 1998 was the result of the $5,900,000 borrowing made to complete the Manus and Teams acquisitions (see Note C to the Condensed Consolidated Financial Statements). This was partly offset by repayments on the Company's borrowings and defined incentives for acquisitions made in previous years, as well as additional repurchases of the Company's Common Stock in the third quarter 1998 as compared to the prior year (see Note H to the Condensed Consolidated Financial Statements).

Under its revolving credit facility with its two primary lenders, the Company has a $40,000,000 borrowing capacity. The Company had approximately $25,417,000 available under the revolving credit facility at September 30, 1998. The Company plans to utilize the revolving credit facility to assist in the financing of future acquisitions as they arise and for other general corporate purposes.

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

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Year 2000

The Company has completed its evaluation of the potential impact of the year 2000 and has developed and is implementing a project plan ("the Plan") to ensure compliance for all of its major operating systems by the year of 2000. As a service company, the Company's operating systems principally include financial, operational and communication applications. As part of its year 2000 project plan, the Company is developing a replacement billing system which is progressing on schedule and is expected to be completed prior to the middle of 1999. The Plan also details the timetable to upgrade or replace non-compliant systems in the above areas as well as to confirm year 2000 compliance with the Company's key vendors. At this time, the Company is progressing in accordance with the timetable set forth with respect to all aspects of the Plan and believes that the potential risks to its business operations are not material. Non-capitalizable costs related to year 2000 issues will be expensed as incurred. Capitalized items will be depreciated over the useful life of the asset. The Company estimates that the total costs to be incurred under the Plan will be in the range of $1,500,000 to $1,700,000 over the next fifteen months, of which approximately $1,000,000 is attributable to normal costs for systems upgrades or replacements that the Company normally would undertake in its ongoing operations. The Company does not expect these costs to have a material impact on its business, operations or its financial condition.

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

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the nine months ended September 30, 1998.

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

RIGHT MANAGEMENT CONSULTANTS, INC.

                  BY: /s/ G. LEE BOHS                         November 12, 1998
                    ---------------------------------         -----------------
                  G. Lee Bohs                                     Date
                  Chief Financial Officer and
                  Principal Accounting Officer (Dual
                  signature as duly authorized officer and
                  principal financial officer)