Form 10-K
period 1998-12-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 1999-03-31
CIK 802806

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     X      Annual Report Pursuant to Section 13 or 15(d) of the
   -----    Securities  Exchange Act of 1934 for the fiscal year
            ended December 31, 1998

                                       OR

            Transition Report Pursuant to Section 13 or 15(d) of the
   -----    Securities Exchange Act of 1934

                           Commission File No. 0-15539
                       RIGHT MANAGEMENT CONSULTANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                      23-2153729
----------------------------------                      -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1818 Market Street, Philadelphia, Pennsylvania                       19103
----------------------------------------------                     ----------
   (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (215) 988-1588

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------
       None                                           None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant using the closing stock price as of March 1, 1999 was $97,908,000. The number of shares outstanding of the registrant's Common Stock as of March 1, 1999 was 6,714,000.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I & II    Portions of the Company's 1998 Annual Report to Shareholders
                for the fiscal year ended December 31, 1998.

Part III The Company's definitive proxy statement with respect to its 1999 Annual Meeting of Shareholders to be held on May 6, 1999.

                                     PART I

Item 1:  Business

General

Right Management Consultants, Inc. (the "Company") is an international career management and human resource consulting firm headquartered in Philadelphia, Pennsylvania. Founded in 1980, the Company has been publicly owned since 1986. The Company is the largest worldwide firm in the career management industry with 1998 revenues in excess of $168 million. Worldwide operations are structured into seven geographic groups that provide management oversight to more than 170 service locations worldwide.

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

The Company's operations are divided into two lines of business: career transition services, and human resources and career management consulting, which specializes in change management, communication, strategy implementation, merger integration and executive development.

Career Transition Services

The Company provided career transition services to approximately 5,200 client companies during 1998, including a majority of the companies that comprise the Fortune 500. No single customer or client accounted for a material amount of the Company's business in 1998. Career transition services are divided into two principal categories - Individual Outplacement Services and Group Outplacement Services.

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

Approximately 77% of the career transition revenue generated by Company offices during 1998 was for individual outplacement services.

Group Outplacement Services

The remaining significant portion of the Company's career transition business consists of providing consulting in group contexts for companies making group reductions in their work force due to reorganization, restructuring or other reasons. The Company's group programs have, as their core, seminars for generally up to 12 employees per group, in sessions extending over one to five days. Often, the group seminar is preceded or followed by individual counseling. These group programs are designed for each employer-client and are generally competitively priced and bid, based on the number of consulting hours, number of employees involved and the type of programs to be provided. The group program may also be used for "voluntary separation" due to reorganizations or other reasons.

Approximately 23% of the career transition revenue generated by Company offices during 1998 was for group outplacement services.

The career transition business in total, including individual and group outplacement services, provided approximately 85% of total Company office revenue for the year ended December 31, 1998.

Subsequent to December 31, 1998, the Company completed the acquisition of N.V. Claessens Belgium, S.A., a leading career transition firm with four offices in Belgium.

See Note M to the Consolidated Financial Statements for more details on this transaction.

Human Resources and Career Management Consulting

The Company provides career management consulting services that assist employers and their employees in identifying and improving areas of job performance, refining communication skills and improving employee productivity. The Company also provides human resource consulting to corporations on restructuring and realignment issues, offering customized services to help manage all aspects of organizational change, including planning, selection, retention strategy and communication issues. Other services are designed to enhance the abilities of executives and managers to evaluate employees' performance in making employment and promotion decisions.

To broaden and diversify its business base, the Company has begun its commitment to the consulting line of business by acquiring in 1996 the outstanding stock of People Tech Consulting, Inc. ("PeopleTech"), a Canadian corporation. Since the addition of People Tech's human resources consulting business to the Company's previously established career management consulting practice, the Company has continued to acquire firms with human resources consulting expertise.

During 1998, the Company made two acquisitions of consulting firms and entered into an exclusive licensing agreement with another consulting firm. The acquisitions of Manus Associates, a human resources consulting firm, and the acquired 51% interest in Teams International, Inc., a technology-based assessment firm, contributed diverse capabilities to the human resources consulting practice. Areas of specialty include 360-degree feedback systems, the development of competency models, leadership development, team-building, and performance and pay management. The Company further expanded its exposure and methodologies in the human resources and career management consulting practice with an exclusive licensing agreement with The Atlanta Consulting Group, an organizational consulting firm. The Company continues to integrate these products and methodologies into its consulting business.

The consulting business in total, including career management consulting and human resources consulting, provided approximately 15% of total Company office revenue for the year ended December 31, 1998. No single customer or client accounted for a material amount of business within the human resources and career management consulting line of business in 1998.

Subsequent to December 31, 1998, the Company completed the acquisition of two European consulting firms, which will further strengthen its human resources consulting practice internationally. The transactions include Groupe ARJ, with offices in Paris and Lyon, France and Jouret Management Center located in Brussels, Belgium.

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

Organization and Distribution of Company Offices and Affiliates

The current network of Company offices and Affiliates is outlined in the Company's 1998 Annual Report to Shareholders, attached as Exhibit 13 hereto, that portion of which is incorporated herein by reference.

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

Affiliate Arrangements

The Basic Affiliate Relationship

The Company has previously entered into agreements with Affiliates ("Affiliate Agreements"), which are independent franchisee businesses, to provide the Company's career transition and consulting services within the geographic area defined in each Affiliate Agreement (the "Exclusive Territory"). Affiliates render such services exclusively under the Company's registered service marks, including "Right Associates(R)". Under the Affiliate Agreements, the Company assists the Affiliates in various ways in the provision of career transition and consulting services. The Company has no present intention to enter into any additional Affiliate Agreements.

Under the Affiliate Agreements, the Company is precluded from establishing or maintaining Company offices or otherwise soliciting customers, providing consulting services or licensing other Affiliates to operate in the Exclusive Territory of a particular Affiliate. In turn, the Affiliate is prohibited from establishing or maintaining its own offices or "satellites" soliciting customers or engaging in career transition or consulting services within Exclusive Territories which the Company currently or in the future grants or assigns to Company offices.

There is not a formal Affiliate organization; however, a Management Advisory Committee (the "Advisory Committee") exists which considers matters of general concern to the Affiliates. The Advisory Committee is comprised of four members appointed by the Company's management and three members elected by the Affiliates for a three year term.


Company Training of Affiliates

The Affiliate Agreements require the Company to train the Affiliate and its employees in marketing and delivering career transition and consulting services. The Company is responsible for overall guidance and has established Company standards and policies relating to its services. The Company provides proprietary sales and consulting materials, administrative forms (including, among other things, guidelines for consulting client-employers and terminated employees), materials used in conjunction with marketing the services and administration of its office and materials relating to the Company's system of monitoring the progress of terminated employees. The Company provides guidance, if requested by the Affiliates, with respect to the hiring of the Affiliates' employees, the use and development of sales programs and general issues of office operation and sales. The cost of such optional assistance by the Company is paid by the Affiliate, unless the Company otherwise agrees not to charge for these services. The Company also provides marketing support, public relations, advertising and promotional support, consisting of national and international media efforts directed by an in-house marketing staff.

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

During the term of the Affiliate Agreement, the Company may terminate the arrangement, subject to local franchise laws and cure periods specified in the Affiliate Agreements, for a variety of reasons, including a material breach of such Agreement by the Affiliate, the failure by the Affiliate to achieve at least 75% of the minimum volume of business set forth in its Affiliate Agreement in any year of the Affiliate's operation or the Affiliate's failure to otherwise conduct normal business operations diligently and regularly or to use its best efforts to sell and provide career transition consulting services, or the Affiliate's failure to adhere to the written service standards established by the Company in consultation with the Advisory Committee. The Company may also terminate an Affiliate Agreement due to the death, disability or retirement of key Affiliate personnel or of principal shareholders of an Affiliate.

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

Affiliates' Right of First Refusal

Pursuant to the Affiliate Agreements, the Affiliates may have a right of first refusal to purchase shares of the Company's Common Stock in case of certain proposed sales or exchanges of the Company's Common Stock. Under the terms of the Affiliate Agreements, in the event that 51% or more of the Common Stock of the Company is proposed to be sold by one or more shareholders of the Company in a single transaction (exclusive of a corporate merger or consolidation in which the Company is not the surviving party and transactions in which the common stock of another company is exchanged for the Common Stock of the Company), the Affiliates may have a right of first refusal to acquire the Common Stock of the Company being sold under the same terms as the proposed transaction.

Acquisitions

During 1998, the Company completed two separate consulting acquisitions and entered into an exclusive licensing agreement with a third consulting firm. See Note C to the Consolidated Financial Statements for a detailed description of the acquisitions. The total purchase price for these acquisitions aggregated approximately $6,285,000, including the costs of acquisitions. The acquisitions were consummated through combinations of cash and future defined incentives, including the assumption of incomplete consulting contracts.

During the period 1991 through 1997, the Company completed twenty-six separate acquisitions of career transition and consulting firms for combinations of cash, future defined incentives, incomplete career transition contracts and other considerations. The total purchase price for these transactions aggregated approximately $39,660,000, including the costs of acquisitions.

During the period 1991 through 1998, the total number of acquisitions completed by the Company included ten former Affiliates. At December 31,1998, there were five Affiliate regions remaining in the Company's network of offices.

Government Regulation

Certain aspects of the on-going relationship between the Company and the Affiliates are subject to the franchise regulations of the Federal Trade Commission (the "FTC") and to various franchise laws enacted by certain of the states in which the Company's Affiliates are located. The provisions and scope of the state laws vary. In some states, the Company is required to register the offering of the Affiliate Agreements with regulatory agencies and to license Company personnel who are directly involved in offering the Affiliate Agreement to prospective Affiliates. Some states also regulate certain terms of the Affiliate Agreement, primarily the terms upon which the Company can terminate an Affiliate Agreement for cause or can decline to renew an Affiliate Agreement upon expiration. Other states' laws impose on the Company general duties of fair dealing with the Affiliates and prohibit unfair discrimination among or against Affiliates. As a result of such laws regulating relationships with the Affiliates in certain states, the Company has less flexibility than it would otherwise have in structuring such relationships. As part of the Company's operating strategy, new Affiliates are not being sought and the Company will likely acquire the remaining Affiliate territories when and if they become available.

Financial Information Relating to Foreign Operations

See the Company's Consolidated Financial Statements, Note L, "Segments" contained in the Company's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Form 10-K (the "Report"), for information regarding the Company's foreign operations. This information is responsive to Item 101(d) of Regulation S-K and is incorporated by reference herein.

Employees

At February 28, 1999, the Company and its subsidiaries employed 978 persons full-time, including 15 in senior management, 68 in other managerial and professional roles, 562 in field operations as consultants, and 333 in clerical capacities. In addition, the Company employed 428 persons on a part-time basis as professional consultants. Consultants are generally required to have prior executive or management experience and are provided Company training. None of the Company's employees are subject to collective bargaining agreements. In general, the Company believes that its employee relations are good.

Risk Factors

In addition to the other matters discussed elsewhere in this Report, the following risk factors should be taken into account in evaluating the Company and its business:

1. Government Regulation: In connection with its arrangement with its Affiliates, the Company devotes resources to complying with state and federal franchise laws and regulations. The Company believes that its practices and procedures are not in violation of the material provisions of such state and federal laws and it has not received notices of material claims or assertions from Affiliates regarding non-compliance. Nevertheless, the Company's past practices may give rise to possible liability, and given the scope of the Company's business and the nature of franchise regulation, compliance problems could be encountered in the future. For a discussion of the Company's past and current compliance with state and federal franchising laws, other regulatory aspects of the Company's relations with its Affiliates and possible liability of the Company for certain of its past activities, see "Business - Government Regulation."

     Although career transition and human resource consulting services are not currently specifically subject to state or federal regulation, the Company is aware that such regulation has been considered by the legislatures of several states. There can be no assurance that such regulation will not be adopted in the future.

2. Relations with Affiliates: The Company's revenue depends in part on royalties and fees paid by Affiliates. Under the current Affiliate Agreements, royalties equal 10% of the Affiliate's total gross receipts. The fees paid by Affiliates to the Company vary depending on the services provided by the Company. The Company believes that the 10% royalty is reasonable and currently has no plans to reduce it, although there can be no assurance that royalties will continue to be maintained at such level under all circumstances. The Company believes that its relations with its Affiliates are good; however, there can be no assurance that such relations will remain so. A deterioration of these relationships among the Company and its Affiliates, or among the Affiliates themselves, or an inability to collect royalties and fees payable to the Company or payable by one Affiliate to another could materially adversely effect the Company. See "Business - Affiliate Arrangements."

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

     Also, in the event of such transaction or reorganization, under the Company's Employment Agreements with its executive officers, such officers have an option to extend the term of their respective Employment Agreement for an additional two years.

     The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of Preferred Stock, at the discretion of the Board of Directors. The Board of Directors may also fix from time to time in the future, the designations, limitations, and preferences for any such series of Preferred Stock issuance, without any further vote or action by shareholders.

     The Affiliates' right of first refusal and the alteration of the term of their Affiliate Agreements, or the executive officers' right to extend the term of their Employment Agreements, or the issuance of Preferred Stock at the discretion of the Board of Directors may make the Company less attractive to an entity or group considering acquiring control of the Company or may make an acquisition materially more difficult, resulting in a lower acquisition price per share, or may otherwise materially adversely affect an investment in the Company's Common Stock.

4. Competition: The Company competes against other providers of career transition services and other human resource consulting services. Based on consolidated revenues for 1998, the Company has maintained its status as the world's largest provider of career management services. However, the Company's primary national and international competitors are divisions of companies much larger than the Company, and these competitors may have access to financial and other resources substantially greater than those available to the Company.

     The Company believes that the principal methods of competition in its industry are quality of service, professional staff and price. On a regional basis, the Company also competes against local career transition and other human resources and career management consulting firms that are well-established in a particular region. The Company believes that the cost for its services are competitive, based on the quality and value of services offered. The Company may also face competition from future expansion by other entities into the career transition and other human resource and career management consulting businesses.

5. Dependence on Personnel: As with other service businesses, the Company depends upon the continued services of its executive, sales, and consulting personnel. The loss of these personnel, or an inability to attract and retain new qualified personnel or to retain qualified Affiliates, could have an adverse impact on the Company.

6. Risks Related to the Company's Acquisition Strategy: The Company has grown both internally and through acquisitions, and intends to continue to grow by both of these methods. Historically, the Company has primarily acquired outside firms within the highly fragmented career transition services industry. See "Business - Acquisitions." In future periods, the Company will continue to consider opportunistic acquisitions of career transition providers. However, it is more likely that the Company will look to acquire other consulting service providers, thereby allowing the Company to continue to diversify its range of services provided.

      Increased competition for acquisition candidates may develop, in which case there may be fewer acquisition opportunities available to the Company, as well as higher acquisition prices. There can be no assurance that the Company will be able to continue to identify, acquire, or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities and amortization of acquired tangible and intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurances that the Company's existing business or future acquisitions will achieve anticipated revenues and earnings.

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

Item 2:  Properties

All office space for Company offices is leased. The leases typically have three to five year terms and some have renewal options. The Company leases approximately 675,000 square feet for all Company offices, including the corporate headquarters, at an aggregate yearly rental cost of approximately $16,037,000. Most of these leases are also subject to annual operating expense escalation clauses. The Company believes its facilities are adequate to provide services to its clients.

Item 3:  Legal Proceedings

The Company is not a party to, nor is its property the subject of, any material pending legal proceedings.

Item 4:  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Each of the following executive officers of the Company has been appointed by the Board of Directors to their current position set forth opposite his or her name. All of the executive officers are expected to devote their full business time to the Company's affairs.

     Name                  Age               Position(s)

Richard J. Pinola          53      Chairman of the Board of Directors and
                                   Chief Executive Officer

Frank P. Louchheim         75      Founding Chairman and Director

Joseph T. Smith            63      Vice Chairman of the Board of Directors

John J. Gavin              42      President, Chief Operating Officer and
                                   Director

G. Lee Bohs                39      Executive Vice President, Chief Financial
                                   Officer, Secretary and Treasurer

Larry A. Evans             56      Executive Vice President and Director

Dr. Marti D. Smye          48      Executive Vice President and Director

Frederick R. Davidson      62      Chairman of Davidson & Associates, Pty. Ltd.
                                   and Director

Peter J. Doris             52      Executive Vice President

James E. Greenway          52      Executive Vice President

Erik A. Dithmer            67      EVP - Northeast Group

Terry W. Szwec             48      EVP - Canadian Group

Gilbert A. Wetzel          66      EVP - Southeast Group

Joan Strewler              48      EVP - North Central Group

Timothy D. Dorman          51      EVP - Western Group

Suzanne B. Levasseur       50      EVP - International Group

Mr. Pinola was elected as a Director by the Board in October 1989. Mr. Pinola is a Certified Public Accountant and joined Penn Mutual Life Insurance Company in 1969. He was appointed President and Chief Operating Officer of Penn Mutual Life Insurance Company in 1988, which positions he held until his resignation in September 1991. Mr. Pinola was a financial consultant to various organizations from September 1991 until July 1992, at which time he was appointed President and Chief Executive Officer of the Company. Effective January 1, 1994, Mr. Pinola was appointed Chairman of the Board of Directors and continues as Chief Executive Officer. Mr. Pinola also serves as a director of two outside companies: Epitaxx and K-Tron International, a publicly held company.

Mr. Louchheim was one of the founders of the Company. From November 1980 until September 1987, he served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. He continued to serve as Chief Executive Officer and Chairman of the Board through December 1991. From January 1992 to December 1993, he served as the full-time Chairman of the Board of Directors. Effective January 1, 1994, Mr. Louchheim was appointed Founding Chairman and continues as a Director.

Mr. Smith joined the Penn Mutual Life Insurance Company in 1963. In 1976, he was promoted to Vice President of Administration and Human Resources, which position he held until his resignation in 1980. From 1981 to 1984, Mr. Smith worked as an independent consultant offering a range of consulting services to businesses. He joined the Company as a Senior Consultant in Professional Services in August 1984 and, from August 1988 until September 1992 held the position of Regional Managing Principal of the Company's Philadelphia office. Mr. Smith was elected as a Director in May 1991. From September 1992 through December 1998, Mr. Smith served as the Company's Chief Operating Officer. Effective January 1, 1994, Mr. Smith was appointed President in which capacity he served until December 1998. Effective January 1, 1999, Mr. Smith was appointed Vice Chairman of the Board of Directors.

Mr. Gavin was employed at Arthur Andersen LLP in Philadelphia for 18 years, during which time he served as the partner in charge of the manufacturing/distribution industries. Mr. Gavin joined the Company in December 1996 as Executive Vice President. In this capacity, Mr. Gavin was responsible for the overall marketing strategy and business development activities for the Company's worldwide locations. Effective January 1, 1999, Mr. Gavin was appointed President and Chief Operating Officer of the Company. Also effective January 1, 1999, Mr. Gavin was elected a Director by the Board of Directors. Mr. Gavin is a member of the Board of Advisors for Temple University's Fox School of Business and he is a member of the Board of Trustees of the Eagle's Fly for Leukemia Foundation.

Mr. Bohs was employed at the regional Certified Public Accounting firm of Asher & Company, Ltd., from June 1981 to January 1987, initially as a staff accountant, and then as an accounting and auditing manager. He joined the Company as Manager of Financial Reporting in January 1987, and was elected Treasurer in December 1987 and Vice President, Finance, effective January 1989. From March 1991 until December 1995, Mr. Bohs served as Senior Vice President and Chief Financial Officer. He was appointed Secretary by the Board of Directors in May 1995. Effective January 1996, he was promoted to Executive Vice President and continues to serve as Chief Financial Officer. Mr. Bohs also serves as a director of Advantis Inc., a public company which provides short term office space and comprehensive business support services.

Mr. Evans was professionally involved in the international finance and venture capital industries, prior to May 1978. From May 1978 to November 1980, Mr. Evans was employed as an independent outplacement consultant for Bernard Haldane Associates, Inc., reporting to Mr. Louchheim. Since November 1980, Mr. Evans has served as Executive Vice President and a Director of the Company. From January 1990 until May 1995, Mr. Evans served as Regional Managing Principal of several Company offices. In May 1995, Mr. Evans joined the Company's corporate office where he works together with the Company's regional offices in marketing to major national and international accounts. Mr. Evans serves on various boards of both non-profit organizations and community associations. He also holds directorships with Data Com International, a silicon chip manufacturing company, 4 Internet, an internet company, and Knite, Inc., an automotive components manufacturing company.

Dr. Smye was a partner of the industrial psychology firm, Jackson Smith, from 1981 to 1989. In 1989 she founded the change leadership consulting firm, People Tech Consulting, Inc. ("People Tech"). People Tech was acquired by the Company in April 1996. In addition, she is the author of three books titled You Don't Change a Company by Memo: The Simple Truths About Managing Change, Corporate
Abuse: How "Lean and Mean" Robs People and Profits and Is It Too Late to Runaway and Join the Circus? Dr. Smye also serves on various boards of both private companies and community associations, including the Harvard Business School Club of Toronto. In March 1999, Dr. Smye was elected an Executive Vice President of the Company by the Board of Directors.

Mr. Davidson is the Chairman of Davidson and Associates, Pty. Ltd., an Asia-Pacific career transition firm of which the Company acquired a fifty-one percent interest during 1997 (see Note C to the Consolidated Financial Statements). Mr. Davidson was elected a Director by the Board of Directors in July 1997. Mr. Davidson has published numerous articles on career planning, termination practices and managing large scale staff reductions, and he is the author of The Art of Executive Firing and Handbook of Executive Survival. Mr. Davidson is the founding president of the Australian Association of Outplacement Consulting Firms.

Mr. Doris was Senior Vice President of Human Resources for a large New York City based bank, prior to joining the Company in 1986. From 1986 to 1990, Mr. Doris was Senior Vice President, Sales and Operations of the Company. Effective January 1991, he became a Group Executive Vice President for the Southern region of the United States in which capacity he served until 1996. Since 1997, Mr. Doris has been working with the Company's regional offices in marketing to major national and international accounts.

Mr. Greenway was President of Consulting Group, Inc., an organizational and management development consulting firm. He has held management positions with Drake Beam Morin, McGraw-Hill and Lucky Stores. From 1989 to 1993, Mr. Greenway was Executive Vice President of Lee Hecht Harrison, a human resource and outplacement firm. He also was a member of their Executive Committee and Advisory Council. In addition, Mr. Greenway served as President of the Workforce Consulting Group, a global organizational and career management firm. Mr. Greenway joined the Company in September 1997 as a Senior Vice President. Effective July 1, 1998, he was promoted to Executive Vice President responsible for coordinating the sales and marketing activities for the firm, in which capacity he currently serves.

Mr. Dithmer had a 25-year career at Union Carbide, where he held a number of senior sales, marketing and general management positions, both domestic and international. Mr. Dithmer joined the Company in 1982 as a Client Services Consultant and successfully built a major portfolio of corporate clients. In 1990, he became Senior Vice President responsible for the total sales activities of the New York office. At the end of 1997, Mr. Dithmer was promoted to Group Executive Vice President for the Metro New York Group. In 1998 his responsibilities were expanded to include three more offices, in which Mr. Dithmer currently serves as the Executive Vice President for the Northeast Group. Mr. Dithmer has been affiliated with various associations and he is the Founder and former President of the American Chamber of Commerce, Costa Rica.

Mr. Szwec was employed as Product Manager for Bristol Myers Canada, Ltd. from 1969 until 1970, when he left to become Manager of Training and Development for de Havilland Aircraft, Ltd. In 1976, Mr. Szwec became Director of Human Resources for Control Data Canada, Ltd., where he stayed until 1986 when he began his own consulting practice specializing in executive training and development, human resources effectiveness and career planning. Mr. Szwec joined the Right Associates(R) network in 1987 as the Regional Managing Principal of the Toronto Affiliate office. Mr. Szwec joined the Company in November 1990 as Regional Managing Principal of the Company's Toronto region. Effective January 1, 1994, Mr. Szwec became Group Executive Vice President for the Canadian operations of the Company in which capacity he currently serves.

Mr. Wetzel was associated with the Bell System serving as Chairman and Chief Executive Officer of Bell of Pennsylvania and Diamond State Telephone, prior to joining the Company in 1994. Effective December 1996, Mr. Wetzel became the Group Executive Vice President for the Company's Eastern Group. In 1998 his responsibilities were expanded to include overseeing operations for the entire Southeastern region of the United States in which capacity he currently serves. Mr. Wetzel serves as a director of Ace*Comm Corporation, a public company which develops, markets and services operations support systems products for networks deployed by telecommunications service providers using intranets and the Internet.

Ms. Strewler was the President of Career Dynamics, Inc. ("CDI") (see Note C to the Consolidated Financial Statements), an innovative leader in career transition services and organizational consulting. Effective with the Company's acquisition of CDI on August 1, 1997, Ms. Strewler became the Group Executive Vice President for the North Central Group of the United States in which capacity she currently serves. Ms. Strewler also serves on various boards of both private and not-for-profit companies, as well as industry trade associations, including the Association of Outplacement Consulting Firms - North America (AOCFNA) and the International Board of Career Management Certification.

Mr. Dorman has held various executive positions in the career management industry. From 1990 to 1997, Mr. Dorman was a partner with Transitions Management Group, a regional career transition firm in San Francisco. From 1994 to 1997, he also served as Chairman and Chief Executive Officer of Outplacement International, a worldwide network of career management companies. Mr. Dorman joined the Company in early 1997 and in July 1997, he became the Group Executive Vice President for the West Group in which capacity he currently serves.

Ms. Levasseur served in Japan as a consultant and advisor to various Japanese and US companies. She has worked for the U.S. Office of Personnel Management, in charge of European management design, communication and training. She has also worked as a Training Officer for NATO/SHAPE. In 1988, Ms. Levasseur established the international operations of the Management Research Group (MRG), a consulting firm, which included 38 partner locations in Europe, Africa and Asia Pacific when she left in 1998. Effective April 1, 1998, Ms. Levasseur joined the Company as Executive Vice President of the International Group. In this role she is responsible for the European operations of the Company and developing operations in Latin America.

Each executive officer serves at the pleasure of the Board of Directors and has been elected for a term expiring with the first Board of Directors' meeting held after the next annual meeting of shareholders.

                                     PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section titled "Common Stock Data" in the Company's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6:    Selected Financial Data

The information required by this Item is incorporated by reference to the section titled "Selected Financial Data" in the Company's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

The information required by this Item is incorporated by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 8:    Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the sections titled "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

The information called for by Items 10 through 13 of Form 10-K (except for the information set forth on pages 11-15 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Election of Directors", "Executive Compensation", "Voting Securities, Voting Rights and Security Ownership" and "Ratification of Appointment of Independent Public Accountants" contained in the Company's definitive Proxy Statement with respect to its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      The following documents are filed as a part of this Report:

              1. Financial statements: The following is a list of financial statements which have been incorporated by reference from the Company's 1998 Annual Report to Shareholders, as set forth in Item 8:

              Report of Arthur Andersen LLP, Independent Public Accountants Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for each of the three years in the period ended December 31, 1998
              Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998
              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998
              Notes to Consolidated Financial Statements

              2. Financial statement schedule: The following financial statement schedule for the Company is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company:

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

              3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report, under Item 601 of Regulation S-K:

                                INDEX TO EXHIBITS
Exhibit No.
------------
3.1 Company's Articles of Incorporation, together with all amendments thereto (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
3.2 Company's By-Laws (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1988, filed March 30, 1989).
10.01 1986 Shareholders' Agreement (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
10.02 401(k) Savings Plan (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986). *
10.03 Amendment to Employment Agreement between Right Management Consultants, Inc. and Frank P. Louchheim, dated January 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992). *
10.04 Supplemental Deferred Compensation Plan for Richard J. Pinola, dated July 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992). *
10.05 Further Amendment to Amended and Restated Employment Agreement between Right Management Consultants, Inc. and Frank P. Louchheim dated February 16, 1993 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1992, filed March 31, 1993). *
10.06 1993 Stock Option Plan (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 33-58698), filed February 23, 1993). *
10.07 Purchase Agreement dated September 1, 1994 by and between Registrant and Jannotta, Bray and Associates, Inc. (Schedules omitted) (incorporated by reference to the Company's Form 8-K, dated September 1, 1994).
10.08 Purchase Agreement dated February 15, 1995 by and between Registrant and Worth Associates, Inc. and Robert A. Fish (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 15, 1995, filed May 15, 1995).
10.09 1993 Stock Incentive Plan, as amended (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.10 Directors' Stock Option Plan of the Company (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.11 Employment Agreement dated December 12, 1995 by and between Right Management Consultants, Inc. and Richard J. Pinola (incorporated by reference to the Company's Form 10K for the year ended December
            31, 1995, filed March 31, 1996). *

* These documents are compensatory plans or agreements required to be filed as Exhibits.

10.12 Employment Agreement and Supplemental Deferred Compensation Plan dated December 12, 1995 by and between Right Management Consultants, Inc. and Joseph T. Smith (incorporated by reference to the Company's Form 10K for the year ended December 31, 1995, filed March 31,
            1996).*
10.13 Purchase Agreement between PTR Right Acquisition Co. Inc. and Marti Smye, Margaret Smith, Richard Zuliani, Margaret Smith Family Trust, Richard Zuliani Family Trust and People Tech Consulting, Inc. dated April 10, 1996 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 1996, filed May 14, 1996)
10.14 Employee Stock Purchase Plan of the Company (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 333-06211), filed June 18, 1996).*
10.15 Amendment to the 1993 Stock Incentive Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-07975), filed July 11, 1996).*
10.16 Credit Agreement between Right Management Consultants, Inc. and its wholly owned subsidiaries and PNC Bank, National Association dated December 20, 1996 (incorporated by reference to the Company's Form 8-K, dated January 17, 1997)
10.17 Employment Agreement dated April 10, 1996 by and between Right Management Consultants, Inc. and Marti Smye (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1996, filed March 28, 1997). *
10.18 Purchase Agreement between and among Right Management Consultants, Inc. and Frederick R. Davidson, Stradis Pty. Ltd., William D.T. Cowan, Phillip A. Lovett and David Stratford, and Right D&A Pty. Ltd. dated July 1,1997 (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1997, filed March 30, 1998).
10.19 Option and Escrow Agreement between and among Right Management Consultants, Inc. and Frederick R. Davidson, Stradis Pty. Ltd., William D.T. Cowan, Phillip A. Lovett and David Stratford, and B&McK Nominees dated July 1,1997 (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1997, filed March 30, 1998).
10.20 Amendment to Employment Agreement dated as of January 1, 1999 by and between Right Management Consultants, Inc. and Richard J. Pinola. *
10.21 Amendment to Employment Agreement dated as of January 1, 1999 by and between Right Management Consultants, Inc. and Joseph T. Smith. *
10.22 Employment Agreement and Supplemental Deferred Compensation Plan dated as of January 1, 1999 by and between Right Management Consultants, Inc. and John J. Gavin. *
10.23       Amendment to the 1993 Stock Incentive Plan *
10.24       Amendment to the 1996 Employee Stock Purchase Plan *

* These documents are compensatory plans or agreements required to be filed as Exhibits.

13          Portions of the Company's 1998 Annual Report to Shareholders
            expressly incorporated by reference.
21          Subsidiaries of the Company.
23          Consent of Arthur Andersen LLP
27          Financial Data Schedule - 1998 +

+ Filed in electronic form only.

(b)      Reports on Form 8-K
         No Reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RIGHT MANAGEMENT CONSULTANTS, INC.

                                     By: /s/ RICHARD J. PINOLA
                                         ------------------------------------
                                         Richard J. Pinola,
                                         Chairman of the Board and
                                         Chief Executive Officer


                                     Dated:     3/25/99

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                         Title                        Date

/S/ RICHARD J. PINOLA               Chairman of the Board              3/25/99
--------------------------          and Chief Executive Officer
Richard J. Pinola

/S/ G. LEE BOHS                     Chief Financial                    3/25/99
--------------------------          Officer and Principal
G. Lee Bohs                         Accounting Officer


/S/ FRANK P. LOUCHHEIM              Director                           3/25/99
--------------------------
Frank P. Louchheim


/S/ JOSEPH T. SMITH                 Director                           3/25/99
--------------------------
Joseph T. Smith


/S/ JOHN J. GAVIN                   Director                           3/25/99
--------------------------
John J. Gavin


/S/ DR. MARTI D. SMYE               Director                           3/25/99
--------------------------
Dr. Marti D. Smye


/S/ JOHN R. BOURBEAU                Director                           3/25/99
--------------------------
John R. Bourbeau


/S/ RAYMOND B. LANGTON              Director                           3/25/99
--------------------------
Raymond B. Langton


/S/ CATHERINE Y. SELLECK             Director                           3/25/99
--------------------------
Catherine Y. Selleck


/S/ LARRY A. EVANS                   Director                           3/25/99
--------------------------
Larry A. Evans

                               ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Right Management Consultants, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Right Management Consultants, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 2, 1999. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The financial statement schedule listed on page 17 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     /S/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
         February 2, 1999

                       Right Management Consultants, Inc.

          Schedule II - Valuation and Qualifying Accounts and Reserves

                        For the Years 1998, 1997 and 1996




                                                                        Additions
                                                              -----------------------------

                                           Balance at         Charged to       Charged to                            Balance at
                                          Beginning of        Costs and          Other                                 End of
Description                                   Year             Expenses         Accounts          Deductions            Year
-----------                                   ----             --------         --------          ----------            ----

1998:
-----
Allowance for doubtful accounts          $   663,000        $   576,000                 --        $   173,000         $1,066,000
                                         ===========                                                                  ==========
Deferred income tax asset valuation
        reserve                          $      --                 --                   --               --           $     --
                                         ===========                                                                  ==========

1997:
-----
Allowance for doubtful accounts          $   552,000        $   329,000                 --        $   218,000         $  663,000
                                         ===========                                                                  ==========
Deferred income tax asset valuation
        reserve                          $   192,000               --                   --        $   192,000(1)      $     --
                                         ===========                                                                  ==========

1996:
-----
Allowance for doubtful accounts          $   754,000        $    28,000                 --        $   230,000         $  552,000
                                         ===========                                                                  ==========
Deferred income tax asset valuation
        reserve                                 --          $   192,000                 --               --           $  192,000
                                         ===========                                                                  ==========

(1) Reduction due to the utilization and expiration of certain foreign net operating losses.

                                  Exhibit Index


Exhibit No.                                 Description
-----------                                 -----------

10.20 Amendment to Employment Agreement dated as of January 1, 1999 by and between Right Management Consultants, Inc. and Richard J. Pinola

10.21 Amendment to Employment Agreement dated as of January 1, 1999 by and between Right Management Consultants, Inc. and Joseph T. Smith

10.22 Employment Agreement and Supplemental Deferred Compensation Plan dated as of January 1, 1999 by and between Right Management Consultants, Inc. and John J. Gavin

10.23       Amendment to the 1993 Stock Incentive Plan

10.24       Amendment to the 1996 Employee Stock Purchase Plan

13 The Company's 1998 Annual Report to Shareholders, portions of which are incorporated by reference

21          Subsidiaries of the Company

23          Consent of Arthur Andersen LLP

27          Financial Data Schedule - 1998 +





+  Filed in electronic form only.