Form 10-Q
period 1999-03-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 1999-05-14
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31,1999

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

                       Yes       X                        No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999:

         Common Stock, $0.01 par value                  6,644,411
         -----------------------------            --------------------
                      Class                         Number of Shares

                                                 Right Management Consultants, Inc.
                                                Condensed Consolidated Balance Sheets
                                              (Dollars in Thousands Except Share Data)

                                                                                         March 31,        December 31,
                                                                                            1999             1998
                                                                                            ----             ----
                                                                                         (Unaudited)
                                                               Assets
       Current Assets:
       Cash and cash equivalents                                                           $ 10,887         $ 20,800
       Accounts receivable, trade, net of allowance for doubtful accounts
           of $1,360 and $1,066 in 1999 and 1998, respectively                               37,248           33,271
       Royalties and fees receivable from Affiliates                                          3,474            3,809
       Other current assets                                                                   4,500            3,004
                                                                                         -----------      -----------
              Total current assets                                                           56,109           60,884

       Property and equipment, net of accumulated depreciation of $23,560
          and $22,086 in 1999 and 1998, respectively                                         17,494           15,983

       Intangible assets, net of accumulated amortization of $8,789 and
           $8,114 in 1999 and 1998, respectively                                             37,763           33,947
       Other noncurrent assets                                                                3,804            3,781
                                                                                         -----------      -----------
              Total Assets                                                                 $115,170         $114,595
                                                                                         ===========      ===========




                                                Liabilities and Shareholders' Equity


       Current Liabilities:
       Current portion of long-term debt and other obligations                              $ 5,256          $ 5,124
       Accounts and commissions payable                                                      10,220           10,086
       Accrued incentive compensation and benefits                                            6,027           15,490
       Other accrued expenses                                                                 9,909            8,191
       Deferred income                                                                        8,315            6,712
                                                                                         -----------      -----------
              Total current liabilities                                                      39,727           45,603
                                                                                         -----------      -----------

       Long-term debt and other obligations                                                  13,152            9,065
                                                                                         -----------      -----------

       Deferred compensation                                                                  1,903            1,785
                                                                                         -----------      -----------

       Minority interest in subsidiaries                                                      1,378            1,324
                                                                                         -----------      -----------

       Shareholders' Equity:
       Preferred stock, no par value; 1,000,000 shares authorized; no
           shares issued or outstanding                                                           -                -
       Common stock, $.01 par value; 20,000,000 shares authorized;
           7,265,385 and 7,255,765 shares issued in 1999 and 1998, respectively                  72               72
       Additional paid-in capital                                                            16,808           16,448
       Retained earnings                                                                     47,451           44,970
       Accumulated other comprehensive income                                                  (771)            (727)
                                                                                         -----------      -----------
                                                                                             63,560           60,763
       Less treasury stock, at cost, 587,952 and 547,952 shares                              (4,550)          (3,945)
           in 1999 and 1998, respectively                                                -----------      -----------
              Total shareholders' equity                                                     59,010           56,818
                                                                                         -----------      -----------
              Total Liabilities and Shareholders' Equity                                   $115,170         $114,595
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

                                                 Right Management Consultants, Inc.
                                             Condensed Consolidated Statements of Income
                                  (Dollars and Shares in Thousands Except Earnings per Share Data)
                                                             (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                     1999               1998
                                                                                     -----              ----
     Revenue:
     Company office revenue                                                          $ 48,647           $ 37,233
     Affiliate royalties                                                                1,292              1,040
                                                                               ---------------    ---------------

     Total revenue                                                                     49,939             38,273
                                                                               ---------------    ---------------

     Expenses:
     Consultants' compensation                                                         19,684             15,800
     Office sales and consulting support                                                3,622              2,289
     Office depreciation                                                                1,160                926
     Office administration                                                             15,011             12,137
     General sales and administration                                                   4,814              3,335
     Depreciation and amortization                                                      1,122                940
                                                                               ---------------    ---------------

     Total expenses                                                                    45,413             35,427
                                                                               ---------------    ---------------

     Income from operations                                                             4,526              2,846

     Interest expense                                                                      45                237
                                                                               ---------------    ---------------

     Income before income taxes                                                         4,481              2,609

     Provision for income taxes                                                         1,946              1,116

     Minority interest in net income of subsidiary                                         54                 30
                                                                               ---------------    ---------------

     Net income                                                                       $ 2,481            $ 1,463
                                                                               ===============    ===============

     Basic earnings per share                                                          $ 0.37             $ 0.22
                                                                               ===============    ===============

     Diluted earnings per share                                                        $ 0.36             $ 0.22
                                                                               ===============    ===============

     Basic weighted average number of shares outstanding                                6,711              6,695
                                                                               ===============    ===============

     Diluted weighted average number of shares outstanding                              6,810              6,778
                                                                               ===============    ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 Right Management Consultants, Inc.
                                           Condensed Consolidated Statements of Cash Flows
                                                       (Dollars in Thousands)
                                                             (Unaudited)
                                                            Three Months Ended March 31,
                                                                 1999          1998
                                                               --------      --------
Operating Activities:
  Net income                                                   $  2,481      $  1,463
  Adjustments to reconcile net income to net cash
    provided by (utilized for) operating activities:
      Depreciation and amortization                               2,282         1,866
      Deferred income taxes                                          --           423
      Minority interest in net income of subsidiary                  54            30
      Provision for doubtful accounts                               300           120
      Other non-cash items                                          258           254
      Changes in operating accounts:
          (Increase) in operating assets                         (3,451)       (9,859)
          Increase (decrease) in operating liabilities           (8,225)        6,961
                                                               --------      --------

  Net cash provided by (utilized for) operating activities       (6,301)        1,258
                                                               --------      --------

Investing Activities:
  Purchase of property and equipment                             (2,912)       (1,742)
  Net cash paid for acquisitions                                 (4,684)       (3,748)
                                                               --------      --------

  Net cash utilized for investing activities                     (7,596)       (5,490)
                                                               --------      --------

Financing Activities:
  Borrowings                                                      5,529         3,600
  Payment of long-term debt and other obligations                (1,300)         (500)
  Repurchase of Common Stock                                       (605)           --
  Proceeds from stock issuances                                     360           177
                                                               --------      --------

  Net cash provided by financing activities                       3,984         3,277
                                                               --------      --------

Decrease in cash and cash equivalents                            (9,913)         (955)

Cash and cash equivalents, beginning of period                   20,800         7,583
                                                               --------      --------

Cash and cash equivalents, end of period                       $ 10,887      $  6,628
                                                               ========      ========


      Supplemental Disclosures of Cash Flow Information
        Cash paid for:

           Interest                                            $    229      $    237
                                                               ========      ========

           Income taxes                                        $    668      $    571
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. ("the Company") and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation adjustments. The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been provided for on these foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 1999 and 1998 was $2,437,000 and $1,550,000, respectively.

Reclassifications

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - ACQUISITIONS

Effective January 1, 1999, the Company acquired the outstanding stock of two European consulting firms and one European career transition firm for a combination of cash and future defined contingent payments. The firms included Groupe ARJ, with offices in Lyon and Paris France, Jouret Management Center, based in Brussels, Belgium, and N.V. Claessens Belgium, S.A., with four offices in Belgium. The aggregate purchase price for these acquisitions totaled approximately $5,337,000, including costs of acquisitions and will be accounted for using the purchase method. The Company has funded $5,100,000 of these acquisitions through borrowings under the Credit Agreement. The Company acquired $1,000,000 in cash from these acquisitions resulting in net cash paid of approximately $4,684,000, including earnout payments related to prior acquisitions. The purchase price exceeded the fair value of the assets acquired by $4,660,000.

The pro-forma impact of these acquisitions on results of operations, if any one of the acquisitions had been consummated at the beginning of each period presented, is immaterial to the consolidated financial statements as a whole, and has been omitted.

NOTE C - DEBT AND OTHER OBLIGATIONS

As of March 31, 1999, total borrowings under the Company's Credit Agreement amounted to $17,358,000, including the $5,100,000 floating rate borrowing for the three recent European acquisitions (See Note B).

As of March 31, 1999, the Company has entered into five fixed interest rate swap agreements ("Swap Agreements") with an aggregate notional principal of $12,258,000 with scheduled quarterly reductions of notional principal over three to five years. The fixed interest rates under these Swap Agreements range from 5.79% to 7.08% at March 31, 1999. The purpose of these Swap Agreements is to fix interest rates on variable rate debt and reduce exposure to interest rate fluctuations. Under these Swap Agreements, the Company pays its lenders interest at a weighted average fixed rate of 6.61% and its lenders are paying the Company interest at a weighted average variable rate of 6.06% at March 31, 1999. The notional amounts do not represent amounts exchanged by the parties and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The weighted average variable rates are subject to change over time as LIBOR fluctuates.

At March 31, 1999, the Company has no exposure to credit loss on these interest rate swaps. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The Company has made adjustments to interest expense for the net cash paid or received on interest rate swap agreements. The impact of the above interest rate swap agreements on interest expense has been immaterial to date.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for March 31, 1999 and 1998 are detailed below.

                                             For the three months
                                                ended 3/31/99
                                        Income         Shares         EPS
    Basic EPS:
    Net income                          $2,481,000      6,711,000      $0.37
                                                                       =====
    Impact of options                           --         99,000
                                        ----------      ---------
    Diluted EPS:
    Net income                          $2,481,000      6,810,000      $0.36
                                        ==========      =========      =====


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
                                        ==========      =========      =====


For the three months ended March 31, 1999, outstanding options to purchase 271,188 shares of Company Common Stock at $16.75 to $24.33 were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Stock.

NOTE E - SEGMENTS

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - SEGMENTS (Continued)

The Company's operations are segregated into two lines of business: career transition and human resources and career management consulting ("consulting"). The Company operates these lines of business across the geographic segments of the United States, Canada, Europe and Asia-Pacific. These operations offer different services and require different marketing strategies. Career transition offers support for organizational realignment and redeployment, including assistance in handling the initial difficulties of termination, identifying continuing career goals and options, and aiding in developing skills for the search for a new job. Consulting offers organizational and individual assessment, interventions in change management, leadership and executive development, transformation planning, cultural integration in mergers and acquisitions, career development and restructuring planning. With more than 170 service locations worldwide, the Company manages operations by geographic segments to enhance global growth and establish major accounts with global clients. The Company primarily delivers its services to mid-size and large industrial and service companies, with no concentration in specific companies or industries.

Summarized operations of each of the Company's geographic segments in the aggregate as of March 31, 1999 and 1998 and for the three month periods then ended are as follows:

                                                    (Dollars in Thousands)
1999                           United States    Canada       Europe    Asia-Pacific  Consolidated
Identifiable assets               $ 85,850     $  6,563     $ 16,977     $  5,780     $115,170
                                  ========     ========     ========     ========     ========

Revenue                             38,162        2,592        5,725        3,460       49,939
                                  ========     ========     ========     ========     ========

Operating income (1)                 3,401          268          635          222        4,526
                                  ========     ========     ========     ========     ========

Depreciation and amortization        1,860          144          129          149        2,282
                                  ========     ========     ========     ========     ========

Capital expenditures                 2,274           67           78          493        2,912
                                  ========     ========     ========     ========     ========


1998                           United States    Canada       Europe    Asia-Pacific  Consolidated

Identifiable assets               $ 74,644     $  6,874     $  6,645     $  5,193     $ 93,356
                                  ========     ========     ========     ========     ========

Revenue                             29,084        2,695        3,365        3,129       38,273
                                  ========     ========     ========     ========     ========

Operating income (1)                 1,739          410          597          100        2,846
                                  ========     ========     ========     ========     ========

Depreciation and amortization        1,470          128          112          156        1,866
                                  ========     ========     ========     ========     ========

Capital expenditures                 1,342          122          150          128        1,742
                                  ========     ========     ========     ========     ========

(1)  The operating  income reported for the United States segment includes total
     general  sales  and  administration   expense  reported  on  the  Condensed
     Consolidated Statements of Income.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - SEGMENTS (Continued)

Revenues and expenses of the Company's lines of business for the Company offices, excluding the total general sales and administration expenses and Affiliate royalties, are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Revenue and Company office operating income for each of the Company's lines of business in the aggregate for the three months ended March 31, 1999 and 1998 are as follows:

                                                    Career             Consulting       Consolidated
1999                                             Transition
 Company office revenue                           $ 41,712               $ 6,935          $ 48,647
                                                  ========               =======          ========

 Company office operating                            8,691                   479             9,170
 income                                           ========               =======          ========


                                                    Career             Consulting       Consolidated
1998                                             Transition

 Company office revenue                           $ 31,773               $ 5,460          $ 37,233
                                                  ========               =======          ========

 Company office operating                            5,280                   801             6,081
 income                                           ========               =======          ========


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

During 1998 and 1997, the Company repurchased 167,500 and 127,500 shares of Common Stock at an aggregate purchase price of approximately $2,049,000 and $1,379,000, respectively.

In March 1999, the Company repurchased 40,000 shares of Common Stock at an aggregate purchase price of $605,000, or $15.125 per share.

Subsequent to March 31, 1999, the Company repurchased 62,000 shares of Common Stock at an aggregate purchase price of approximately $876,000, or $14.125 per share.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - SHAREHOLDERS' EQUITY (Continued)

As of April 30, 1999, the Company has repurchased a total of 397,000 shares of Common Stock at an aggregate purchase price of approximately $4,909,000 under this stock repurchase program.


NOTE G - SUBSEQUENT EVENT

Subsequent to March 31, 1999, the Company has signed a letter of intent to acquire a 20% equity interest in privately held Way Station, Inc., a leading career transition consulting firm in Japan, with offices in Tokyo, Nagoya, Osaka and Fukuoka. The transaction, subject to due diligence and the signing of definitive agreements, is scheduled to be consummated during June 1999, with an effective date of April 1, 1999.

The pro-forma impact of this transaction on results of future operations, is expected to be immaterial.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the three months ended March 31, 1999, revenue generated by Company offices increased by 31% or $11,414,000 from the corresponding quarter in 1998. This increase is due to same office revenue growth of approximately 24%, in addition to $2,629,000 in incremental revenues from acquisitions consummated subsequent to the first quarter 1998. The same office revenue growth was derived primarily from the U.S. and European operations.

For the three months ended March 31, 1999, revenue generated by Company offices within the outplacement line of business increased by 31% or $9,939,000. This outplacement revenue increase is due to same office revenue growth of approximately 30%, primarily attributed to increased activity from its new and existing major international and national accounts across all industries under a stabilized pricing environment.

For the three months ended March 31, 1999, revenue generated by Company offices within the consulting line of business increased by 27% or $1,475,000. This increase in consulting revenues is due to $2,168,000 in incremental revenues from consulting acquisitions consummated subsequent to the first quarter 1998, and is partly offset by a same office revenue decrease of 13%.

For the three months ended March 31, 1999, Affiliate royalties increased 24% or $252,000 from the corresponding quarter in 1998.

For the three months ended March 31, 1999, total Company office expenses increased 27% or $8,325,000 over the corresponding quarter in 1998. This increase is due to $2,604,000 in incremental costs from acquisitions consummated subsequent to the first quarter 1998, as well as an increase in office level employee incentives, payroll taxes and career center costs. The Company exceeding target performance for the first quarter 1999 has triggered corresponding increases in office level incentives and payroll taxes.

Aggregate Company office margin was 19% and 16% for the first quarter 1999 and 1998, respectively. The increase in margin is attributable primarily to the previously mentioned revenue growth, particularly in the outplacement line of business, and to improved results in the Asia-Pacific segment over the same period last year, all of which were partly offset by increased funding for office level incentives.

For the three months ended March 31, 1999, general sales and administration expenses increased by 39% or $1,661,000 over the corresponding period in 1998. This increase is due primarily to Corporate incentive compensation expense, translation expense and increased charges for depreciation. General sales and administrative expenses as a percentage of total revenues were approximately 12% for the first quarter 1999 versus 11% for the first quarter 1998.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

For the three months ended March 31, 1999, the Company's effective tax rate was approximately 43% consistent with that of 1998.

Capital Resources and Liquidity

At March 31, 1999 and December 31, 1998, the Company had cash and cash equivalents of $10,887,000 and $20,800,000, respectively. At March 31, 1999 and December 31, 1998, the Company had working capital of $16,382,000 and $15,281,000, respectively.

Net cash utilized for operating activities amounted to $6,301,000 for the first quarter 1999 versus cash provided by operating activities of $1,258,000 for the first quarter 1998. The change in cash is the result of incentive compensation payments made in the first quarter 1999 due to the Company exceeding revenue and operating income targets in 1998.

Net cash utilized for investing activities amounted to $7,596,000 and $5,490,000 for the three months ended March 31, 1999 and 1998, respectively. During the first quarter 1999, the Company acquired two European consulting firms and one European career transition firm for a combination of cash and future defined contingent payments (See Note B to the Condensed Consolidated Financial Statements). Additionally, the Company continues to purchase equipment and technology to meet the needs of its expanding operations and to enhance its operating efficiency.

Net cash provided by financing activities amounted to $3,984,000 and $3,277,000 for the three months ended March 31, 1999 and 1998, respectively. The net cash inflow for 1999 was primarily the result of the $5,100,000 borrowing made to complete the three European acquisitions (see Note B to the Condensed Consolidated Financial Statements), partly offset by repayments on the Company's borrowings and the repurchase of Common Stock.

Under its revolving credit facility with its two primary lenders, the Company has a $40,000,000 borrowing capacity. The Company had approximately $22,642,000 available under the revolving credit facility at March 31, 1999. The Company plans to utilize the revolving credit facility to assist in the financing of future acquisitions as they arise and for other general corporate purposes.

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

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Year 2000

During 1998, the Company completed its evaluation of the potential impact of the year 2000 and developed a project plan ("the Y2K Plan") to ensure the compliance of its major operating systems by the year of 2000. As a service company, the Company's operating systems principally include financial, operational and communication applications. As part of its year 2000 project plan, the Company has developed a replacement billing system which began operating in April 1999. The Y2K Plan also details the timetable to upgrade or replace non-compliant systems in the above areas as well as to confirm year 2000 compliance with the Company's key vendors. At this time, the Company is progressing in accordance with the timetable set forth with respect to all aspects of the Y2K Plan and believes that the potential risks to its business operations are not material. The Company estimates that the total capital expenditures to be incurred under the Y2K Plan will be in the range of $1,400,000 to $1,600,000 during 1999, of which approximately $800,000 is attributable to normal costs for systems upgrades or replacements that the Company normally would undertake in its ongoing operations. Capitalized items will be depreciated over the useful life of the asset. Non-capitalizable costs related to year 2000 issues are estimated to be $300,000, which will be expensed as incurred. The Company does not expect these costs to have a material impact on its business, operations or its financial condition.

Forward Looking Statements

Statements included in this Report on Form 10-Q, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and hereby are identified as "forward looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements including without limitation those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission (the "SEC"). The Company hereby incorporates by reference the discussion concerning forward looking statements set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC, as well as the risk factors identified within the same Annual Report on Form 10-K. Readers of this Report are cautioned not to place undue reliance upon these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward looking statements or reflect events or circumstances after the date hereof.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

The Company believes that its interest risk associated with the Swap Agreements (See Note C to the Condensed Consolidated Financial Statements) would have an immaterial impact on the financial position, the results of operations and cashflow of the Company. Furthermore, the Company has international operations and does not anticipate any material currency risk to its business or financial condition resulting from currency fluctuations.


PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the three months ended March 31, 1999.

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

                  BY:/S/ RICHARD J. PINOLA                        May 13, 1999
                    ------------------------                      ------------
                  Richard J. Pinola                                   Date
                  Chairman of the Board and Chief Executive Officer

                  BY: /S/ G. LEE BOHS                             May 13, 1999
                    ---------------------------------             ------------
                  G. Lee Bohs                                         Date
                  Chief Financial Officer and
                  Principal Accounting Officer