Form 10-K/A
period 1998-12-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 1999-08-04
CIK 802806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1
                                       To
  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
               of 1934 for the fiscal year ended December 31, 1998


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






Registrant hereby amends Item 14(a)(3), the listing of Registrant's Exhibits, to its Annual Report on Form 10-K for its fiscal year ended December 31, 1998 in order to file, as a new Exhibit No. 3.2, Registrant's By-laws, as adopted June 28, 1995, and as amended December 17, 1998 and effective January 1, 1999, as set forth below:

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      The following documents are filed as a part of this Report:

         3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report, under Item 601 of Regulation S-K:

                                INDEX TO EXHIBITS
Exhibit No.

3.1 Company's Articles of Incorporation, together with all amendments thereto (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
3.2 Company's By-Laws as adopted June 28, 1995, and as amended December 17, 1998 effective January 1, 1999.
10.01    1986  Shareholders'   Agreement   (incorporated  by  reference  to  the
         Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
10.02 401(k) Savings Plan (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986). *
10.03 Amendment to Employment Agreement between Right Management Consultants, Inc. and Frank P. Louchheim, dated January 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992). *
10.04 Supplemental Deferred Compensation Plan for Richard J. Pinola, dated July 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30,
         1992). *
10.05 Further Amendment to Amended and Restated Employment Agreement between Right Management Consultants, Inc. and Frank P. Louchheim dated February 16, 1993 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1992, filed March 31,
         1993). *
10.06 1993 Stock Option Plan (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 33-58698), filed February 23, 1993). *
10.07 Purchase Agreement dated September 1, 1994 by and between Registrant and Jannotta, Bray and Associates, Inc. (Schedules omitted) (incorporated by reference to the Company's Form 8-K, dated September 1, 1994).
10.08 Purchase Agreement dated February 15, 1995 by and between Registrant and Worth Associates, Inc. and Robert A. Fish (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 15, 1995, filed May 15, 1995).
10.09 1993 Stock Incentive Plan, as amended (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.10 Directors' Stock Option Plan of the Company (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.11 Employment Agreement dated December 12, 1995 by and between Right Management Consultants, Inc. and Richard J. Pinola (incorporated by reference to the Company's Form 10K for the year ended December 31, 1995, filed March 31, 1996). *

* These documents are compensatory plans or agreements required to be filed as Exhibits.

10.12 Employment Agreement and Supplemental Deferred Compensation Plan dated December 12, 1995 by and between Right Management Consultants, Inc. and Joseph T. Smith (incorporated by reference to the Company's Form 10K for the year ended December 31, 1995, filed March 31, 1996).*
10.13 Purchase Agreement between PTR Right Acquisition Co. Inc. and Marti Smye, Margaret Smith, Richard Zuliani, Margaret Smith Family Trust, Richard Zuliani Family Trust and People Tech Consulting, Inc. dated April 10, 1996 (incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 1996, filed May 14, 1996).
10.14 Employee Stock Purchase Plan of the Company (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 333-06211), filed June 18, 1996).*
10.15 Amendment to the 1993 Stock Incentive Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-07975), filed July 11, 1996).*
10.16 Credit Agreement between Right Management Consultants, Inc. and its wholly owned subsidiaries and PNC Bank, National Association dated December 20, 1996 (incorporated by reference to the Company's Form 8-K, dated January 17, 1997).
10.17 Employment Agreement dated April 10, 1996 by and between Right Management Consultants, Inc. and Marti Smye (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1996, filed March 28, 1997). *
10.18 Purchase Agreement between and among Right Management Consultants, Inc. and Frederick R. Davidson, Stradis Pty. Ltd., William D.T. Cowan, Phillip A. Lovett and David Stratford, and Right D&A Pty. Ltd. dated July 1,1997 (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1997, filed March 30, 1998).
10.19 Option and Escrow Agreement between and among Right Management Consultants, Inc. and Frederick R. Davidson, Stradis Pty. Ltd., William D.T. Cowan, Phillip A. Lovett and David Stratford, and B&McK Nominees dated July 1,1997 (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1997, filed March 30, 1998).
10.20 Amendment to Employment Agreement dated as of January 1, 1999 by and between Right Management Consultants, Inc. and Richard J. Pinola. *
10.21 Amendment to Employment Agreement dated as of January 1, 1999 by and between Right Management Consultants, Inc. and Joseph T. Smith. *
10.22 Employment Agreement and Supplemental Deferred Compensation Plan dated as of January 1, 1999 by and between Right Management Consultants, Inc. and John J. Gavin.*
10.23 Amendment to the 1993 Stock Incentive Plan * 10.24 Amendment to the 1996 Employee Stock Purchase Plan *
13 Portions of the Company's 1998 Annual Report to Shareholders expressly incorporated by reference.
21       Subsidiaries of the Company.
23       Consent of Arthur Andersen LLP.
27       Financial Data Schedule - 1998. +

* These documents are compensatory plans or agreements required to be filed as Exhibits.
+ Filed in electronic form only.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                            RIGHT MANAGEMENT CONSULTANTS, INC.


August 3, 1999              By: /s/ Richard J. Pinola
                                ---------------------------------------
                                Richard J. Pinola, Chairman of the Board and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                 Title                             Date
/s/ Richard J. Pinola                       Chairman of the Board               August 3, 1999
Richard J. Pinola                           and Chief Executive Officer

/s/ G. Lee Bohs                             Chief Financial Officer             August 3, 1999
G. Lee Bohs                                 and Principal Accounting Officer

/s/ Joseph T. Smith                         Vice Chairman of the Board          August 3, 1999
Joseph T. Smith

/s/ John J. Gavin                           President, Chief Operating          August 3, 1999
John J. Gavin                               Officer and Director

/s/ Frank P. Louchheim                      Founding Chairman of the Board      August 3, 1999
Frank P. Louchheim

/s/ Larry A. Evans                          Executive Vice President            August 3, 1999
Larry A. Evans                              and Director

_________________________                   Executive Vice President            August 3, 1999
Dr. Marti D. Smye                           and Director

_________________________                   Director                            August 3, 1999
John R. Bourbeau


/s/ Raymond B. Langton                      Director                            August 3, 1999
Raymond B. Langton

/s/ Rebecca J. Maddox                       Director                            August 3, 1999
Rebecca J. Maddox

/s/ Catherine Selleck                       Director                            August 3, 1999
Catherine Selleck

/s/ Frederick R. Davidson                   Director                            August 3, 1999
Frederick R. Davidson