Form 10-Q
period 1999-06-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 1999-08-16
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 1999
                                        ---------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


                         Commission File Number 0-15539

                       RIGHT MANAGEMENT CONSULTANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                 23-2153729
     ------------------------------                  -------------------
    (State of other jurisdiction of                     (IRS Employer
     incorporation of organization)                  Identification No.)


  1818 Market Street, Philadelphia, Pennsylvania                   19103
  ----------------------------------------------                   -----
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

                   Yes  _X_                   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1999:

 Common Stock, $0.01 par value                                 6,593,404
 -----------------------------                          --------------------
           Class                                          Number of Shares

                       Right Management Consultants, Inc.
                     Condensed Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                               June 30,           December 31,
                                                                                 1999                1998
                                                                                 ----                ----
                                                                              (Unaudited)
                                     Assets

Current Assets:
Cash and cash equivalents                                                       $  10,952         $  20,800
Accounts receivable, trade, net of allowance for doubtful accounts
    of $1,236 and $1,066 in 1999 and 1998, respectively                            29,963            33,271
Royalties and fees receivable from Affiliates                                       2,655             3,809
Other current assets                                                                4,333             3,004
                                                                                ---------         ---------
       Total current assets                                                        47,903            60,884

Property and equipment, net of accumulated depreciation of $25,174
   and $22,086 in 1999 and 1998, respectively                                      17,660            15,983

Intangible assets, net of accumulated amortization of $9,489 and
    $8,114 in 1999 and 1998, respectively                                          38,625            33,947
Equity investment                                                                   1,820                --
Other noncurrent assets                                                             3,917             3,781
                                                                                ---------         ---------
       Total Assets                                                             $ 109,925         $ 114,595
                                                                                =========         =========


                      Liabilities and Shareholders' Equity

Current Liabilities:
Current portion of long-term debt and other obligations                         $   4,867         $   5,124
Accounts and commissions payable                                                    8,035            10,086
Accrued incentive compensation and benefits                                         6,889            15,490
Other accrued expenses                                                              6,569             8,191
Deferred income                                                                     7,223             6,712
                                                                                ---------         ---------
       Total current liabilities                                                   33,583            45,603
                                                                                ---------         ---------

Long-term debt and other obligations                                               12,309             9,065
                                                                                ---------         ---------

Deferred compensation                                                               1,946             1,785
                                                                                ---------         ---------

Minority interest in subsidiaries                                                   1,482             1,324
                                                                                ---------         ---------

Shareholders' Equity:
Preferred stock, no par value; 1,000,000 shares authorized; no
    shares issued or outstanding                                                       --                --
Common stock, $.01 par value; 20,000,000 shares authorized;
    7,299,446 and 7,255,765 shares issued in 1999 and 1998, respectively               72                72
Additional paid-in capital                                                         17,290            16,448
Retained earnings                                                                  49,538            44,970
Accumulated other comprehensive income                                               (668)             (727)
                                                                                ---------         ---------
                                                                                   66,232            60,763
Less treasury stock, at cost, 662,952 and 547,952 shares                           (5,627)           (3,945)
    in 1999 and 1998, respectively                                              ---------         ---------
       Total shareholders' equity                                                  60,605            56,818
                                                                                ---------         ---------
       Total Liabilities and Shareholders' Equity                               $ 109,925         $ 114,595
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

                       Right Management Consultants, Inc.
                  Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)


                                                           Three Months Ended June 30,
                                                           ---------------------------
                                                               1999           1998
                                                               ----           ----
Revenue:
Company office revenue                                       $40,709        $39,802
Affiliate royalties                                              942          1,003
                                                             -------        -------

Total revenue                                                 41,651         40,805
                                                             -------        -------

Expenses:
Consultants' compensation                                     16,430         16,304
Office sales and consulting support                            2,829          2,384
Office depreciation                                            1,266            965
Office administration                                         13,351         12,865
General sales and administration                               2,871          4,038
Depreciation and amortization                                  1,186            979
                                                             -------        -------

Total expenses                                                37,933         37,535
                                                             -------        -------

Income from operations                                         3,718          3,270

Net interest expense                                             150            157
                                                             -------        -------

Income before income taxes                                     3,568          3,113

Provision for income taxes                                     1,517          1,318

Minority interest in net income of subsidiary                    104            119

Equity in earnings of minority-owned subsidiary                  140             --
                                                             -------        -------

Net income                                                   $ 2,087        $ 1,676
                                                             =======        =======

Basic earnings per share                                     $  0.31        $  0.25
                                                             =======        =======

Diluted earnings per share                                   $  0.31        $  0.25
                                                             =======        =======

Basic weighted average number of shares outstanding            6,641          6,698
                                                             =======        =======

Diluted weighted average number of shares outstanding          6,757          6,793
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

                       Right Management Consultants, Inc.
                  Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)


                                                            Six Months Ended June 30,
                                                            -------------------------
                                                               1999           1998
                                                               ----           ----
Revenue:
Company office revenue                                       $89,356        $77,034
Affiliate royalties                                            2,234          2,043
                                                             -------        -------

Total revenue                                                 91,590         79,077
                                                             -------        -------

Expenses:
Consultants' compensation                                     36,114         32,100
Office sales and consulting support                            6,451          4,673
Office depreciation                                            2,426          1,891
Office administration                                         28,362         25,002
General sales and administration                               7,685          7,376
Depreciation and amortization                                  2,308          1,919
                                                             -------        -------

Total expenses                                                83,346         72,961
                                                             -------        -------

Income from operations                                         8,244          6,116

Net interest expense                                             195            394
                                                             -------        -------

Income before income taxes                                     8,049          5,722

Provision for income taxes                                     3,463          2,434

Minority interest in net income of subsidiary                    158            149

Equity in earnings of minority-owned subsidiary                  140             --
                                                             -------        -------

Net income                                                   $ 4,568        $ 3,139
                                                             =======        =======

Basic earnings per share                                     $  0.68        $  0.47
                                                             =======        =======

Diluted earnings per share                                   $  0.67        $  0.46
                                                             =======        =======

Basic weighted average number of shares outstanding            6,676          6,696
                                                             =======        =======

Diluted weighted average number of shares outstanding          6,782          6,784
                                                             =======        =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                1999             1998
                                                                ----             ----

Operating Activities:
  Net income                                                  $  4,568         $  3,139
  Adjustments to reconcile net income to net cash
    provided by (utilized for) operating activities:
      Depreciation and amortization                              4,734            3,810
      Deferred income taxes                                       (268)             423
      Provision for doubtful accounts                              265              240
      Minority interest in net income of subsidiary                158              149
      Equity in earnings of minority-owned subsidiary             (140)              --
      Other non-cash items                                         377              360
      Changes in operating accounts:
          (Increase) decrease in operating assets                5,081           (9,065)
          Increase (decrease) in operating liabilities         (13,933)           8,080
                                                              --------         --------

  Net cash provided by operating activities                        842            7,136
                                                              --------         --------

Investing Activities:
  Purchase of property and equipment                            (4,668)          (3,278)
  Equity investment                                             (1,680)              --
  Net cash paid for acquisitions and earnouts                   (6,370)          (6,180)
                                                              --------         --------

  Net cash utilized for investing activities                   (12,718)          (9,458)
                                                              --------         --------

Financing Activities:
  Borrowings                                                     5,529            5,900
  Payment of long-term debt and other obligations               (2,661)          (2,575)
  Tax benefit from the exercise of stock options                    66               --
  Repurchase of Common Stock                                    (1,682)              --
  Proceeds from stock issuances                                    776              284
                                                              --------         --------

  Net cash provided by financing activities                      2,028            3,609
                                                              --------         --------

Increase (decrease) in cash and cash equivalents                (9,848)           1,287

Cash and cash equivalents, beginning of period                  20,800            7,583
                                                              --------         --------

Cash and cash equivalents, end of period                      $ 10,952         $  8,870
                                                              ========         ========



Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                 $    599         $    523
                                                              ========         ========

     Income taxes                                             $  4,033         $  1,258
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. ("the Company") and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a minority-owned subsidiary, in which it owns a 20% interest, is accounted for using the equity method.

Comprehensive Income

Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation adjustments. The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been provided for on these foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 1999 and 1998 was $2,187,000 and $1,431,000, respectively. Total comprehensive income for the six months ended June 30, 1999 and 1998 was $4,627,000 and $2,981,000, respectively.

Reclassifications

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - ACQUISITIONS AND INVESTMENTS

Effective January 1, 1999, the Company acquired the outstanding stock of two European consulting firms and one European career transition firm for a combination of cash and future defined contingent payments. The firms included Groupe ARJ, with offices in Lyon and Paris France, Jouret Management Center, based in Brussels, Belgium, and N.V. Claessens Belgium, S.A., with four offices in Belgium. The aggregate purchase price for these acquisitions totaled approximately $5,337,000, including costs of acquisitions and have been accounted for using the purchase method. The Company has funded $5,100,000 of these acquisitions through borrowings under the Credit Agreement. The Company acquired $1,000,000 in cash from these acquisitions resulting in net cash paid year-to-date of approximately $4,085,000, including costs of acquisitions.

The Company also paid year-to-date approximately $2,192,000 in earnout payments related to prior acquisitions.

Effective April 1, 1999, the Company acquired a 20% equity interest in Way Station, Inc., a leading career transition consulting firm in Japan, with offices in Tokyo, Nagoya, Osaka and Fukuoka. The purchase price of this interest approximated $1,680,000, which was paid in cash, and will be accounted for using the equity method. At June 30, 1999 the total equity investment in Way Station was $1,820,000, including the excess of the cost of the investment over the underlying equity acquired, which will be amortized over a period of 15 years. There were no intercompany transactions made with Way Station during the second quarter 1999. The equity in earnings of Way Station was recorded net of tax, as reflected in the accompanying Condensed Consolidated Statements of Income.

The pro-forma impact of these acquisitions on results of operations, as if any one of the acquisitions had been consummated at the beginning of each period presented, is immaterial to the consolidated financial statements as a whole, and has been omitted.

NOTE C - DEBT AND OTHER OBLIGATIONS

As of June 30, 1999, total borrowings under the Company's Credit Agreement amounted to $16,100,000, including the $5,100,000 floating rate borrowing for the three recent European acquisitions (See Note B).

As of June 30, 1999, the Company has entered into five fixed interest rate swap agreements ("Swap Agreements") with an aggregate notional principal of $11,000,000 with scheduled quarterly reductions of notional principal over three to five years. The fixed interest rates under these Swap Agreements range from 5.79% to 7.08% at June 30, 1999. The purpose of these Swap Agreements is to fix interest rates on variable rate debt and reduce exposure to interest rate fluctuations. Under these Swap Agreements, the Company pays its lenders interest at a weighted average fixed rate of 6.59% and its lenders are paying the Company interest at a weighted average variable rate of 5.77% at June 30, 1999. The

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - DEBT AND OTHER OBLIGATIONS (Continued)

notional amounts do not represent amounts exchanged by the parties and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The weighted average variable rates are subject to change over time as LIBOR fluctuates.

At June 30, 1999, the Company has no exposure to credit loss on these interest rate swaps. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The Company has made adjustments to interest expense for the net cash paid or received on interest rate swap agreements. The impact of the above interest rate swap agreements on interest expense has been immaterial to date.

NOTE D - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for June 30, 1999 and 1998 are detailed below.

                                   For the three months                         For the six months
                                   ended June 30, 1999                          ended June 30, 1999
                                   -------------------                          -------------------
                         Income         Shares         EPS              Income          Shares         EPS
                         ------         ------         ---              ------          ------         ---
Basic EPS:
Net income            $2,087,000      6,641,000     $   0.31          $4,568,000      6,676,000     $   0.68
                                                    ========                                        ========
Impact of options            ---        116,000                              ---        106,000
                      ----------     ----------                       ----------     ----------
Diluted EPS:
Net income            $2,087,000      6,757,000     $   0.31          $4,568,000      6,782,000     $   0.67
                      ==========     ==========     ========          ==========     ==========     ========

                                  For the three months                          For the six months
                                   ended June 30, 1998                          ended June 30, 1998
                                   -------------------                          -------------------
                         Income         Shares         EPS              Income          Shares         EPS
                         ------         ------         ---              ------          ------         ---
Basic EPS:
Net income            $1,676,000      6,698,000     $   0.25          $3,139,000      6,696,000     $   0.47
                                                    ========                                        ========
Impact of options            ---         95,000                              ---         88,000
                      ----------     ----------                       ----------     ----------
Diluted EPS:
Net income            $1,676,000      6,793,000     $   0.25          $3,139,000      6,784,000     $   0.46
                      ==========     ==========     ========          ==========     ==========     ========


For the three months and six months ended June 30, 1999, outstanding options to purchase 281,188 shares of Company Common Stock at prices ranging from $16.75 to $24.33 per share were excluded from the computation of diluted EPS, as the options' average exercise price was greater than the market price of the Common Stock.

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

The Company's operations are segregated into two lines of business: career transition and human resources and career management consulting ("consulting"). The Company operates these lines of business across the geographic segments of the United States, Canada, Europe and Asia-Pacific. These operations offer different services and require different marketing strategies. Career transition offers support for organizational realignment and redeployment, including assistance in handling the initial difficulties of termination, identifying continuing career goals and options, and aiding in developing skills for the search for a new job. Consulting offers organizational and individual assessment, interventions in change management, leadership and executive development, transformation planning, cultural integration in mergers and acquisitions, career development, and restructuring planning. With more than 170 service locations worldwide, the Company manages operations by geographic segments to enhance global growth and establish major accounts with global clients. The Company primarily delivers its services to mid-size and large industrial and service companies, with no concentration in specific companies or industries.

Summarized operations of each of the Company's geographic segments in the aggregate as of June 30, 1999 and 1998 and for the three month and six month periods then ended are as follows:

                                                               (Dollars in Thousands)
1999                                    United States       Canada       Europe   Asia-Pacific  Consolidated
----                                    -------------     --------     --------   ------------  ------------
Identifiable assets                          $ 80,165     $  7,049     $ 16,446     $  6,265        $109,925
                                             ========     ========     ========     ========        ========

1998
----
Identifiable assets                            77,613        6,365        7,697        5,354          97,029
                                             ========     ========     ========     ========        ========

For the three months ended
June 30, 1999
--------------------------
Revenue                                        30,750        2,253        5,108        3,540          41,651
                                             ========     ========     ========     ========        ========

Operating income (1)                            2,330          462          552          374           3,718
                                             ========     ========     ========     ========        ========

Depreciation and amortization                   2,083           67          122          180           2,452
                                             ========     ========     ========     ========        ========

Capital expenditures                            1,491           40           57          168           1,756
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - SEGMENTS (Continued)

                                                   (Dollars in Thousands)
                             United States      Canada        Europe   Asia-Pacific  Consolidated
                             -------------      ------        ------   ------------  ------------
For the three months ended
June 30, 1998
-------------
Revenue                            $31,439      $ 2,441      $ 3,655      $ 3,270      $40,805
                                   =======      =======      =======      =======      =======

Operating income (1)                 2,032          403          479          356        3,270
                                   =======      =======      =======      =======      =======

Depreciation and amortization        1,535          136          123          150        1,944
                                   =======      =======      =======      =======      =======

Capital expenditures                 1,287           21            4          224        1,536
                                   =======      =======      =======      =======      =======

For the six months ended
June 30, 1999
-------------
Revenue                             68,912        4,845       10,833        7,000       91,590
                                   =======      =======      =======      =======      =======

Operating income (1)                 5,731          730        1,187          596        8,244
                                   =======      =======      =======      =======      =======

Depreciation and amortization        4,041          141          223          329        4,734
                                   =======      =======      =======      =======      =======

Capital expenditures                 3,765          107          135          661        4,668
                                   =======      =======      =======      =======      =======

For the six months ended
June 30, 1998
-------------
Revenue                             60,522        5,136        7,020        6,399       79,077
                                   =======      =======      =======      =======      =======

Operating income (1)                 3,771          813        1,076          456        6,116
                                   =======      =======      =======      =======      =======

Depreciation and amortization        3,005          264          235          306        3,810
                                   =======      =======      =======      =======      =======

Capital expenditures                 2,630          143          153          352        3,278
                                   =======      =======      =======      =======      =======

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - SEGMENTS (Continued)

Revenue and Company office operating income for each of the Company's lines of business in the aggregate for the three months and six months ended June 30, 1999 and 1998 are as follows:

                                  For the three months                          For the six months
                                     ended June 30,                               ended June 30,
                                 ---------------------                          ------------------
                           Career                                         Career
                         Transition   Consulting   Consolidated          Transition   Consulting   Consolidated
                         ----------   ----------   ------------          ----------   ----------   ------------
1999
----
Company office
     revenue               $34,708      $ 6,001      $ 40,709              $76,420      $12,936      $89,356
                           =======      =======      ========              =======      =======      =======

Company office
     operating income      $ 6,562      $   271      $  6,833              $15,253      $   750      $16,003
                           =======      =======      ========              =======      =======      =======

1998
----
Company office
     revenue               $32,225      $ 7,577      $ 39,802              $63,997      $13,037      $77,034
                           =======      =======      ========              =======      =======      =======

Company office
     operating income      $ 5,427      $ 1,857      $  7,284              $10,711      $ 2,657      $13,368
                           =======      =======      ========              =======      =======      =======

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

For the six months ended June 30, 1999, the Company repurchased 115,000 shares of Common Stock at an aggregate purchase price of $1,682,000, or $14.63 per share.

During July 1999 and in early August 1999, the Company repurchased 85,500 shares of Common Stock at an aggregate purchase price of approximately $1,264,000, or $14.78 per share.

As of early August 1999, the Company has repurchased a total of 495,500 shares of Common Stock at an aggregate purchase price of approximately $6,374,000, or $12.86 per share, under this stock repurchase program.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended June 30, 1999, revenue generated by Company offices increased by 2% or $907,000 from the corresponding quarter in 1998. This increase is due to $1,818,000 in incremental revenues from the three European acquisitions detailed in Note B to the Condensed Consolidated Financial Statements, partly offset by a same office revenue decrease of approximately 2% or $911,000. The same office revenue decrease was primarily due to a decline in the consulting line of business.

For the three months ended June 30, 1999, revenue generated by Company offices within the outplacement line of business increased by 8% or $2,483,000. This outplacement revenue increase is due to same office revenue growth of approximately 6% or $1,996,000, primarily attributed to increased activity from its new and existing major international and national accounts across all industries under a stabilized pricing environment.

For the three months ended June 30, 1999, revenue generated by Company offices within the consulting line of business decreased by 21% or $1,576,000. This decrease in consulting revenues is due primarily to a same office revenue decrease of 38% or $ $2,907,000, partly offset by $1,331,000 in incremental revenues from consulting acquisitions consummated subsequent to the second quarter 1998.

For the six months ended June 30, 1999, revenue generated by Company offices increased by 16% or $12,322,000 from the corresponding period in 1998. This increase is due to overall same office revenue growth of 10%, primarily within the outplacement line of business in addition to $4,447,000 in incremental revenues from acquisitions consummated subsequent to the second quarter 1998.

For the three months ended June 30, 1999, Affiliate royalties decreased 6% or $61,000 from the corresponding quarter in 1998. For the six months ended June 30, 1999, Affiliate royalties increased 9% or $191,000 from the corresponding period in 1998.

For the three months ended June 30, 1999, total Company office expenses increased 4% or $1,358,000 over the corresponding quarter in 1998. This increase is due to $1,417,000 in incremental costs from acquisitions consummated subsequent to the second quarter 1998. Additionally, there was an increase in office adjunct costs and depreciation expense, partly offset by a decrease in field incentive compensation expense as a result of a reduction in incentive accruals based on second quarter performance.

For the six months ended June 30, 1999, total Company office expenses increased 15% or $9,687,000 from the corresponding period in 1998. This increase is due to $4,021,000 in incremental costs from acquisitions consummated subsequent to the second quarter 1998, as well as an increase in office level employee incentives, payroll taxes and career center costs.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Aggregate Company office margins were 17% and 18% for the second quarter 1999 and 1998, respectively. This decrease in margin is primarily attributable to the previously mentioned decrease in same office revenue for the consulting line of business, offset by the corresponding decrease in provision for incentive compensation expense.

Year-to-date aggregate Company office margins were 18% and 17% for 1999 and 1998, respectively. The increase in margin is attributable primarily to the previously mentioned revenue growth, particularly in the outplacement line of business, and to improved results in the Asia-Pacific segment over the same period last year, all of which were partly offset by increased funding for office level incentives.

For the three months ended June 30, 1999, general sales and administration expenses decreased by 19% or $960,000 from the second quarter 1998. This decrease is due primarily to a reduction in Corporate incentive compensation expense, offset by increased charges for depreciation and conventions and meetings. General sales and administrative expenses as a percentage of total revenues were approximately 10% for the second quarter 1999 versus 12% for the second quarter 1998.

For the six months ended June 30, 1999, general sales and administration expenses increased 8% or $698,000 from the corresponding period in 1998. This increase is due to increased charges for foreign currency translation expense, depreciation, travel, and salaries. General sales and administrative expenses as a percentage of total revenues were approximately 11% for year-to-date 1999 and 12% for year-to-date 1998.

The Company's effective tax rates for the three months ended June 30, 1999 and 1998 were approximately 42.5% and 42.3%, respectively. The Company's effective tax rates for the six months ended June 30, 1999 and 1998 were approximately 43.0% and 42.5%, respectively.

Capital Resources and Liquidity

At June 30, 1999 and December 31, 1998, the Company had cash and cash equivalents of $10,952,000 and $20,800,000, respectively. At June 30, 1999 and December 31, 1998, the Company had working capital of $14,320,000 and $15,281,000, respectively.

Net cash provided by operating activities amounted to $842,000 and $7,136,000 for the six months ended June 30, 1999 and 1998, respectively. The change in cash is the result of incremental incentive compensation payments made in the first quarter 1999 for 1998 revenue and operating income performance above targets, as compared to the same period in the prior year.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Net cash utilized for investing activities amounted to $12,718,000 and $9,458,000 for the six months ended June 30, 1999 and 1998, respectively. During the first six months of 1999, the Company acquired two European consulting firms, one European career transition firm and a 20% equity interest in a Japanese firm for a combination of cash and future defined contingent payments (See Note B to the Condensed Consolidated Financial Statements). Additionally, the Company continues to purchase equipment and technology to meet the needs of its expanding operations and to enhance its operating efficiency.

Net cash provided by financing activities amounted to $2,028,000 and $3,609,000 for the six months ended June 30, 1999 and 1998, respectively. The net cash inflow for 1999 was primarily the result of the $5,100,000 borrowing made to complete the three European acquisitions (see Note B to the Condensed Consolidated Financial Statements), partly offset by repayments on the Company's borrowings and the repurchase of Common Stock.

Under its revolving credit facility with its two primary lenders, the Company has a $40,000,000 borrowing capacity. The Company had approximately $23,900,000 available under the revolving credit facility at June 30, 1999. The Company plans to utilize the revolving credit facility to assist in the financing of future acquisitions as they arise and for other general corporate purposes.

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

Year 2000

During 1998, the Company completed its evaluation of the potential impact of the year 2000 and developed a project plan ("the Y2K Plan") to ensure the compliance of its major operating systems by the year 2000. As a service company, the Company's operating systems principally include financial, operational and communication applications. As part of its year 2000 project plan, the Company developed a replacement billing system which began operating in April 1999. The Y2K Plan also details the timetable to upgrade or replace non-compliant systems in the above areas as well as to confirm year 2000 compliance with the Company's key vendors. At this time, the Company is progressing in accordance with its anticipated timetable with respect to all aspects of the Y2K Plan and believes that the potential risks to its business operations are not material. As of July 1999, the Company has successfully tested all of its critical systems for year 2000 compliance. The Company estimates that the total capital expenditures to be incurred under the Y2K Plan will be in the range of $1,400,000 to $1,600,000 during 1999, of which approximately $800,000 is

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

attributable to normal costs for systems upgrades or replacements that the Company normally would undertake in its ongoing operations. Capitalized items will be depreciated over the useful life of the asset. Non-capitalizable costs related to year 2000 issues are estimated to be $300,000, which will be expensed as incurred. The Company does not expect these costs to have a material impact on its business, operations or its financial condition.

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

                           PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 were not applicable in the six months ended June 30, 1999.

Item 4. Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Shareholders of the Company was held on May 6, 1999.

At this meeting, the shareholders voted on the following four items: 1. The election of eleven directors to hold office until the annual meeting of shareholders in 2000 and until their respective successors are duly elected and qualified. 2. A proposal to amend the Company's 1993 Stock Incentive Plan to increase the number of shares of common stock authorized to be issued under the Plan and to extend the term of the Plan to December 31, 2003. 3. A proposal to amend the Company's 1996 Employee Stock Purchase Plan to increase the number of shares of common stock authorized to be issued under the Plan, to change the persons eligible to purchase shares under the Plan and to extend the term of the Plan to December 31, 2003. 4. A proposal to ratify the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year.

Votes were cast for the election of directors as follows, each of whom continued in office after the meeting:

Nominee                    Votes For                          Votes Withheld
-------                    ---------                          --------------
Frank P. Louchheim         5,339,950                            522,326
Richard J. Pinola          5,339,248                            523,028
Joseph T. Smith            5,334,846                            527,430
John J. Gavin              5,334,134                            528,142
Larry A. Evans             5,332,420                            529,856
John R. Bourbeau           5,340,146                            522,130
Raymond B. Langton         5,341,546                            520,730
Rebecca J. Maddox          5,339,886                            522,390
Catherine Y. Selleck       5,338,298                            523,978
Marti D. Smye              5,204,673                            657,603
Frederick R. Davidson      5,211,346                            650,930

The amendment of the Company's 1993 Stock Incentive Plan was approved as follows:

Votes For          Votes Against          Abstentions          Broker Non-votes
---------          -------------          -----------          ----------------
2,085,461            2,034,518              405,912               1,336,385

The amendment of the Company's 1996 Employee Stock Purchase Plan was approved as follows:

Votes For          Votes Against          Abstentions          Broker Non-votes
---------          -------------          -----------          ----------------
4,245,648             251,187               29,056                 1,336,385

                           PART II - OTHER INFORMATION
                                    CONTINUED

Item 4. Submission of Matters to a Vote of Security Holders (Continued)

The ratification of the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year was approved as follows:

Votes For          Votes Against          Abstentions          Broker Non-votes
---------          -------------          -----------          ----------------
5,694,814             100,054                3,148                  64,260


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

RIGHT MANAGEMENT CONSULTANTS, INC.


                  BY:/S/ RICHARD J. PINOLA                  August 16, 1999
                  ------------------------                  ---------------
                  Richard J. Pinola                              Date
                  Chairman of the Board and
                  Chief Executive Officer

                  BY :/S/ G. LEE BOHS                       August 16, 1999
                    ---------------------------------       ---------------
                  G. Lee Bohs                                    Date
                  Chief Financial Officer and
                  Principal Accounting Officer