Form 10-Q
period 1999-09-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 1999-11-15
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                            OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________


                         Commission File Number 0-15539

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                23-2153729
-------------------------------                 -------------------
(State of other jurisdiction of                   (IRS Employer
 incorporation of organization)                 Identification No.)


    1818 Market Street, Philadelphia, Pennsylvania                   19103
    ----------------------------------------------                ----------
       (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code:  (215) 988-1588

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes       X                        No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1999:

         Common Stock, $0.01 par value                      5,858,491
         -----------------------------                --------------------
                      Class                             Number of Shares

                                         Right Management Consultants, Inc.
                                       Condensed Consolidated Balance Sheets
                                      (Dollars in Thousands Except Share Data)

                                                                                      September 30,   December 31,
                                                                                          1999             1998
                                                                                       ---------         ---------
                                                                                      (Unaudited)
                                                      Assets

       Current Assets:
       Cash and cash equivalents                                                       $   9,567         $  20,800
       Accounts receivable, trade, net of allowance for doubtful accounts
           of $1,326 and $1,066 in 1999 and 1998, respectively                            31,344            33,271
       Royalties and fees receivable from Affiliates                                       2,890             3,809
       Other current assets                                                                4,499             3,004
                                                                                       ---------         ---------
              Total current assets                                                        48,300            60,884

       Property and equipment, net of accumulated depreciation of $27,983
          and $22,086 in 1999 and 1998, respectively                                      18,151            15,983

       Intangible assets, net of accumulated amortization of $10,671 and
           $8,114 in 1999 and 1998, respectively                                          43,223            33,947
       Equity Investment                                                                   1,950                --
       Other noncurrent assets                                                             4,028             3,781
                                                                                       ---------         ---------
              Total Assets                                                             $ 115,652         $ 114,595
                                                                                       =========         =========




                                       Liabilities and Shareholders' Equity


       Current Liabilities:
       Current portion of long-term debt and other obligations                         $   4,464         $   5,124
       Accounts and commissions payable                                                    8,894            10,086
       Accrued incentive compensation and benefits                                         8,850            15,490
       Other accrued expenses                                                              6,826             8,191
       Deferred income                                                                     8,979             6,712
                                                                                       ---------         ---------
              Total current liabilities                                                   38,013            45,603
                                                                                       ---------         ---------

       Long-term debt and other obligations                                               14,699             9,065
                                                                                       ---------         ---------

       Deferred compensation                                                               1,982             1,785
                                                                                       ---------         ---------

       Minority interest in subsidiaries                                                   1,540             1,324
                                                                                       ---------         ---------

       Shareholders' Equity:
       Preferred stock, no par value; 1,000,000 shares authorized; no
           shares issued or outstanding                                                       --                --
       Common stock, $.01 par value; 20,000,000 shares authorized;
           7,340,856 and 7,255,765 shares issued in 1999 and 1998, respectively               73                72
       Additional paid-in capital                                                         17,691            16,448
       Retained earnings                                                                  51,345            44,970
       Accumulated other comprehensive income                                               (503)             (727)
                                                                                       ---------         ---------
                                                                                          68,606            60,763
       Less treasury stock, at cost, 910,952 and 547,952 shares
           in 1999 and 1998, respectively                                                 (9,188)           (3,945)
                                                                                       ---------         ---------
              Total shareholders' equity                                                  59,418            56,818
                                                                                       ---------         ---------
              Total Liabilities and Shareholders' Equity                               $ 115,652         $ 114,595
                                                                                       =========         =========


                           The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                         1

                         Right Management Consultants, Inc.
                     Condensed Consolidated Statements of Income
          (Dollars and Shares in Thousands Except Earnings per Share Data)
                                     (Unaudited)

                                                         Three Months Ended September 30,

                                                               1999           1998
                                                             -------        -------

Revenue:
Company office revenue                                       $41,318        $39,895
Affiliate royalties                                            1,130          1,039
                                                             -------        -------

Total revenue                                                 42,448         40,934
                                                             -------        -------

Expenses:
Consultants' compensation                                     16,851         17,265
Office sales and consulting support                            3,086          2,641
Office depreciation                                            1,304          1,054
Office administration                                         13,480         13,036
General sales and administration                               3,108          3,077
Depreciation and amortization                                  1,551          1,009
                                                             -------        -------

Total expenses                                                39,380         38,082
                                                             -------        -------

Income from operations                                         3,068          2,852

Net interest expense                                             137            206
                                                             -------        -------

Income before income taxes                                     2,931          2,646

Provision for income taxes                                     1,246          1,138

Minority interest in net income of subsidiary                      8            191

Equity in earnings of minority-owned subsidiary                  130             --
                                                             -------        -------

Net income                                                   $ 1,807        $ 1,317
                                                             =======        =======

Basic earnings per share                                     $  0.28        $  0.20
                                                             =======        =======

Diluted earnings per share                                   $  0.27        $  0.20
                                                             =======        =======

Basic weighted average number of shares outstanding            6,535          6,640
                                                             =======        =======

Diluted weighted average number of shares outstanding          6,583          6,721
                                                             =======        =======

                The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                         Right Management Consultants, Inc.
                     Condensed Consolidated Statements of Income
          (Dollars and Shares in Thousands Except Earnings per Share Data)
                                     (Unaudited)

                                                          Nine Months Ended September 30,

                                                               1999            1998
                                                             --------        --------
Revenue:
Company office revenue                                       $130,674        $116,930
Affiliate royalties                                             3,364           3,082
                                                             --------        --------

Total revenue                                                 134,038         120,012
                                                             --------        --------

Expenses:
Consultants' compensation                                      52,965          49,362
Office sales and consulting support                             9,537           7,316
Office depreciation                                             3,730           2,945
Office administration                                          41,844          38,041
General sales and administration                               10,790          10,453
Depreciation and amortization                                   3,859           2,928
                                                             --------        --------

Total expenses                                                122,725         111,045
                                                             --------        --------

Income from operations                                         11,313           8,967

Net interest expense                                              332             600
                                                             --------        --------

Income before income taxes                                     10,981           8,367

Provision for income taxes                                      4,710           3,571

Minority interest in net income of subsidiary                     166             340

Equity in earnings of minority-owned subsidiary                   270              --
                                                             --------        --------

Net income                                                   $  6,375        $  4,456
                                                             ========        ========

Basic earnings per share                                     $   0.96        $   0.67
                                                             ========        ========

Diluted earnings per share                                   $   0.95        $   0.66
                                                             ========        ========

Basic weighted average number of shares outstanding             6,628           6,678
                                                             ========        ========

Diluted weighted average number of shares outstanding           6,709           6,763
                                                             ========        ========




                The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                           Right Management Consultants, Inc.
                     Condensed Consolidated Statements of Cash Flows
                                 (Dollars in Thousands)
                                       (Unaudited)

                                                            Nine Months Ended September 30,

                                                                1999             1998
                                                              --------         --------

Operating Activities:
  Net income                                                  $  6,375         $  4,456
  Adjustments to reconcile net income to net cash
    provided by (utilized for) operating activities:
      Depreciation and amortization                              7,589            5,873
      Deferred income taxes                                       (268)             423
      Provision for doubtful accounts                              385              320
      Minority interest in net income of subsidiary                216              340
      Equity in earnings of minority-owned subsidiary             (270)              --
      Other non-cash items                                         355              414
      Changes in operating accounts:
          (Increase) decrease in operating assets                3,311          (13,895)
          Increase (decrease) in operating liabilities          (9,614)          12,830
                                                              --------         --------

  Net cash provided by operating activities                      8,079           10,761
                                                              --------         --------

Investing Activities:
  Purchase of property and equipment                            (6,857)          (4,589)
  Equity Investment                                             (1,680)              --
  Net cash paid for acquisitions and earnouts                  (11,672)          (6,180)
                                                              --------         --------

  Net cash utilized for investing activities                   (20,209)         (10,769)
                                                              --------         --------

Financing Activities:
  Borrowings                                                     8,834            5,900
  Payment of long-term debt and other obligations               (3,938)          (3,694)
  Tax benefit from the exercise of stock options                    66               --
  Repurchase of Common Stock                                    (5,243)          (1,935)
  Proceeds from stock issuances                                  1,178              382
                                                              --------         --------

  Net cash provided by financing activities                        897              653
                                                              --------         --------

Increase (decrease) in cash and cash equivalents               (11,233)             645

Cash and cash equivalents, beginning of period                  20,800            7,583
                                                              --------         --------

Cash and cash equivalents, end of period                      $  9,567         $  8,228
                                                              ========         ========



Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                 $    895         $    855
                                                              ========         ========

     Income taxes                                             $  5,056         $  2,245
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. (the "Company") and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a minority-owned subsidiary, in which it owns a 20% interest, is accounted for using the equity method.

Comprehensive Income

Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation adjustments. The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been provided for on these foreign currency translation adjustments. Total comprehensive income for the three months ended September 30, 1999 and 1998 was $1,973,000 and $1,258,000, respectively. Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $6,600,000 and $4,239,000, respectively.

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

Effective August 1, 1999 the Company acquired the assets of Transition Management, Inc., a career transition firm with offices in Salt Lake City and Ogden, Utah, for a combination of cash and future defined contingent payments. Also effective August 1, 1999, the Company acquired the outstanding stock of the consulting firm Key Management Strategies, located in Philadelphia, Pennsylvania, for a combination of cash and future defined contingent payments.

Effective September 1, 1999, the Company acquired the outstanding stock of Mainstream Access Corporation, a career transition firm with offices in eleven cities throughout Canada.

Effective September 30, 1999, the Company acquired an additional interest in Davidson & Associates, a career transition firm with offices throughout Australia, New Zealand, Singapore and Hong Kong, increasing its total ownership from 51% to 64%.

The aggregate purchase price for these acquisitions totaled approximately $10,530,000, including costs of acquisitions and have been accounted for using the purchase method. The Company has funded $8,400,000 of these acquisitions through borrowings under the Credit Agreement (See Note C). The Company acquired $1,246,000 in cash from these acquisitions resulting in net cash paid year-to-date of approximately $9,284,000, including costs of acquisitions.

On a year-to-date basis, the Company paid approximately $2,388,000 in earnout payments related to acquisitions made in prior years.

Effective April 1, 1999, the Company acquired a 20% equity interest in Way Station, Inc., a leading career transition consulting firm in Japan, with offices in eight cities throughout Japan. The purchase price of this interest approximated $1,680,000, which was paid in cash, and has been accounted for using the equity method. At September 30, 1999 the total equity investment in Way Station was $1,950,000, including the excess of the cost of the investment over the underlying equity acquired, which excess amount will be amortized over a period of 15 years. There were no intercompany transactions made with Way Station during the second or third quarters in 1999. The equity in earnings of Way Station was recorded net of tax, and is reflected in the accompanying Condensed Consolidated Statements of Income.

The unaudited pro-forma results of operations for each of the two periods ended September 30, 1998 and 1999, reflecting the combined results of the Company and the acquisitions detailed above as if the acquisitions had occurred at January 1, 1998 and 1999, excluding the additional interest in Davidson and Associates, acquired effective September 30, 1999, are presented as follows:

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - ACQUISITIONS AND INVESTMENTS (Continued)

                                      (Dollars in Thousands)
                                       1999             1998

Revenues                            $137,868          $129,912
                                    ========          ========

Income before income taxes          $ 10,312          $  8,838
                                    ========          ========

Net Income                          $  6,117          $  4,926
                                    ========          ========

Diluted earnings per share          $   0.91          $   0.73
                                    ========          ========


NOTE C - DEBT AND OTHER OBLIGATIONS

As of September 30, 1999, total borrowings under the Company's Credit Agreement amounted to $18,142,000. This includes the $8,400,000 floating rate borrowing for certain acquisitions made during 1999 (See Note B). Subsequent to September 30, 1999, the Company borrowed $6,500,000 for the purchase of shares of its Common Stock (See Note F). The Company pays a floating interest rate on this borrowing which approximated 6.27% at October 31, 1999.

As of September 30, 1999, the Company had entered into five fixed interest rate swap agreements ("Swap Agreements") with an aggregate notional principal of $9,742,000 with scheduled quarterly reductions of notional principal over three to five years. The fixed interest rates under these Swap Agreements range from 6.06% to 6.27% at September 30, 1999. Subsequent to September 30, 1999, the Company entered into another interest rate swap agreement for the total $8,400,000 floating rate borrowing with a four-year maturity and a 6.35% fixed rate. The purpose of these Swap Agreements is to fix interest rates on variable rate debt and reduce exposure to interest rate fluctuations. Under these Swap Agreements, the Company pays its lenders interest at a weighted average fixed rate of 6.58% and its lenders are paying the Company interest at a weighted average variable rate of 6.09% at September 30, 1999. The notional amounts do not represent amounts exchanged by the parties and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The weighted average variable rates are subject to change over time as LIBOR fluctuates.

At September 30, 1999, the Company has no exposure to credit loss on these interest rate swaps. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The Company has made adjustments to interest expense for the net cash paid or received on interest rate swap agreements. The impact of the above interest rate swap agreements on interest expense has been immaterial to date.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for September 30, 1999 and 1998 are detailed below.

                                          For the three months                              For the nine months
                                         ended September 30, 1999                        ended September 30, 1999
                                        ------------------------                        ------------------------
                                     Income           Shares        EPS              Income           Shares         EPS
                                     ------           ------        ---              ------           ------         ---
    Basic EPS:
    Net income                        $1,807,000       6,535,000     $0.28            $6,375,000       6,628,000      $0.96
                                                                     =====                                            =====
    Impact of options                        ---          48,000                             ---          81,000
                                      ----------       ---------                      ----------       ---------

    Diluted EPS:
    Net income                        $1,807,000       6,583,000     $0.27            $6,375,000       6,709,000      $0.95
                                      ==========       =========     =====            ==========       =========      =====

                                          For the three months                              For the nine months
                                         ended September 30, 1998                        ended September 30, 1998
                                        ------------------------                        ------------------------
                                     Income           Shares        EPS              Income           Shares         EPS
                                     ------           ------        ---              ------           ------         ---
    Basic EPS:
    Net income                        $1,317,000       6,640,000     $0.20            $4,456,000       6,678,000      $0.67
                                                                     =====                                            =====
    Impact of options                        ---          81,000                             ---          85,000
                                      ----------       ---------                      ----------       ---------

    Diluted EPS:
    Net income                        $1,317,000       6,721,000     $0.20            $4,456,000       6,763,000      $0.66
                                      ==========       =========     =====            ==========       =========      =====

For the three months ended September 30, 1999, outstanding options to purchase 1,049,650 shares of Company Common Stock at prices ranging from $14.00 to $24.33 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Stock. For the nine months ended September 30, 1999, outstanding options to purchase 471,012 shares of Company Common Stock at prices ranging from $15.44 to $24.33 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Stock.


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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - SEGMENTS (Continued)

The Company's operations are segregated into two lines of business: career transition and human resources and career management consulting ("consulting"). The Company operates these lines of business across the geographic segments of the United States, Canada, Europe and Asia- Pacific. These operations offer different services and require different marketing strategies. Career transition offers support for organizations separating employees, including assistance in handling the initial difficulties of termination, identifying continuing career goals and options, and aiding in developing skills for the search for a new job. Consulting offers organizational and individual assessment, change management and transformation planning, leadership development and executive coaching, cultural integration in mergers and acquisitions, career development, and workforce redeployment and retention. With more than 200 service locations worldwide, the Company manages operations by geographic segments to enhance global growth and establish major accounts with global clients. The Company primarily delivers its services to mid-size and large industrial and service companies, with no concentration in specific companies or industries.

Summarized operations of each of the Company's geographic segments in the aggregate as of September 30, 1999 and 1998 and for the three and nine month periods then ended are as follows:

                                                   (Dollars in Thousands)
1999                         United States     Canada       Europe        Asia-Pacific     Consolidated
                             -------------    --------     --------       ------------     ------------
Identifiable assets            $ 82,246       $ 9,700      $ 17,890         $ 5,816          $ 115,652
                               ========       =======      ========         =======          =========

1998
Identifiable assets              80,656         6,350         8,343           4,969            100,318
                               ========       =======      ========         =======          =========

For the three months ended
September 30, 1999
Revenue                          31,607         2,640         4,617           3,584             42,448
                               ========       =======      ========         =======          =========

Operating income (1)              2,430           679           (65)             24              3,068
                               ========       =======      ========         =======          =========

Depreciation and amortization     2,490            68           109             188              2,855
                               ========       =======      ========         =======          =========

Capital expenditures              1,887            29           158             115              2,189
                               ========       =======      ========         =======          =========

(1) The operating income reported for the United States segment includes total general sales and administration and depreciation and amortization expenses ("G & A expenses"), reported on the Condensed Consolidated Statements of Income.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - SEGMENTS (Continued)
                                                                      (Dollars in Thousands)
                                  United States      Canada           Europe       Asia-Pacific     Consolidated
                                  -------------     --------         --------      ------------     ------------
For the three months ended
September 30, 1998
Revenue                              $ 31,288        $  2,144        $  3,748         $  3,754        $ 40,934
                                     ========        ========        ========         ========        ========

Operating income (1)                    1,455             163             444              790           2,852
                                     ========        ========        ========         ========        ========

Depreciation and amortization           1,639             126             141              157           2,063
                                     ========        ========        ========         ========        ========

Capital expenditures                    1,044              40             (46)             273           1,311
                                     ========        ========        ========         ========        ========

For the nine months ended
September 30, 1999
Revenue                               100,519           7,484          15,450           10,585         134,038
                                     ========        ========        ========         ========        ========

Operating income (1)                    8,162           1,409           1,122              620          11,313
                                     ========        ========        ========         ========        ========

Depreciation and amortization           6,531             209             332              517           7,589
                                     ========        ========        ========         ========        ========

Capital expenditures                    5,652             136             293              776           6,857
                                     ========        ========        ========         ========        ========

For the nine months ended
September 30, 1998
Revenue                                91,811           7,280          10,768           10,153         120,012
                                     ========        ========        ========         ========        ========

Operating income (1)                    5,225             976           1,520            1,246           8,967
                                     ========        ========        ========         ========        ========

Depreciation and amortization           4,644             390             376              463           5,873
                                     ========        ========        ========         ========        ========

Capital expenditures                    3,674             183             107              625           4,589
                                     ========        ========        ========         ========        ========

(1) The operating income reported for the United States segment includes total G & A expenses reported on the Condensed Consolidated Statements of Income.

Revenues and expenses of the Company's lines of business for the Company offices, excluding the total general sales and administration and depreciation and amortization expenses ("G & A expenses"), and Affiliate royalties, are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Revenue and Company office operating income for each of the Company's lines of business in the aggregate for the three and nine months ended September 30, 1999 and 1998 are as follows:

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - SEGMENTS (Continued)

                                 For the three months                            For the nine months
                                  ended September 30,                            ended September 30,
                           Career                                           Career
                         Transition   Consulting   Consolidated           Transition   Consulting   Consolidated
1999
Company office
     revenue              $ 34,801     $  6,517     $ 41,318               $111,221     $ 19,453     $130,674
                          ========     ========     ========               ========     ========     ========

Company office
     operating income     $  6,104     $    493     $  6,597               $ 21,355     $  1,243     $ 22,598
                          ========     ========     ========               ========     ========     ========

1998
Company office
     revenue              $ 34,117     $  5,778     $ 39,895               $ 98,115     $ 18,815     $116,930
                          ========     ========     ========               ========     ========     ========

Company office
     operating income     $  5,535     $    364     $  5,899               $ 16,246     $  3,020     $ 19,266
                          ========     ========     ========               ========     ========     ========

NOTE F - SHAREHOLDERS' EQUITY

In March 1997, the Board of Directors (the "Board") approved a stock repurchase program under which the Company was authorized to repurchase up to 10% of its then outstanding Common Stock, or 658,628 shares. Shares repurchased are held as treasury shares and are available to the Company for any use in various benefit plans and, when authorized by the Board, for other general corporate purposes. The Board authorized Company management to pursue the repurchase program in open market transactions from time-to-time, depending upon market conditions and other factors. In September 1999, the Board expanded the stock repurchase program, authorizing the Company to repurchase an additional 10% of its then outstanding Common Stock, or 642,990 shares.

During 1998 and 1997, the Company repurchased a total of 295,000 shares of Common Stock at an aggregate purchase price of approximately $3,428,000, or $11.62 per share.

During the nine months ended September 30, 1999, the Company repurchased 363,000 shares of Common Stock at an aggregate purchase price of approximately $5,243,000, or $14.44 per share.

During October 1999, the Company repurchased 583,600 shares of Common Stock at an aggregate purchase price of approximately $6,905,000, or $11.83 per share. The Company borrowed $6,500,000 to fund the share repurchase (See Note C).

As of October 1999, the Company has repurchased a total of 1,241,600 shares of Common Stock at an aggregate purchase price of approximately $15,576,000, or $12.55 per share, under this stock repurchase program.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended September 30, 1999, revenue generated by Company offices increased by 4% or $1,423,000 from the corresponding quarter in 1998. This increase is due to $2,256,000 in incremental revenues from acquisitions detailed in Note B to the Condensed Consolidated Financial Statements, partly offset by a same office revenue decrease of approximately 2% or $833,000. The same office revenue decrease was primarily due to a decline in the consulting line of business.

For the three months ended September 30, 1999, revenue generated by Company offices within the career transition line of business increased by 2% or $684,000. This career transition revenue increase is due to $868,000 in incremental revenues from acquisitions, partly offset by a same office revenue decrease of approximately 1% or $184,000.

For the three months ended September 30, 1999, revenue generated by Company offices within the consulting line of business increased by 13% or $739,000. This increase in consulting revenues is due to $1,388,000 in incremental revenues from acquisitions, offset by a same office revenue decrease of 11% or $649,000.

For the nine months ended September 30, 1999, revenue generated by Company offices increased by 12% or $13,744,000 from the corresponding period in 1998. This increase is due to overall same office revenue growth of 6%, primarily within the career transition line of business in addition to $6,703,000 in incremental revenues from acquisitions consummated subsequent to the third quarter 1998.

For both the three and nine months ended September 30, 1999, Affiliate royalties increased 9% from the corresponding periods in 1998.

For the three months ended September 30, 1999, total Company office expenses increased 2% or $725,000 over the corresponding quarter in 1998. This increase is due to $2,205,000 in incremental costs from acquisitions consummated subsequent to the third quarter 1998, offset by a decrease in salaries for delivery personnel, foreign correspondents and career center staff, as well as a decrease in office level incentive compensation expense.

For the nine months ended September 30, 1999, total Company office expenses increased 11% or $10,412,000 from the corresponding period in 1998. This increase is due to $6,226,000 in incremental costs from acquisitions consummated subsequent to the third quarter 1998, as well as an increase in depreciation.

Aggregate Company office margins were 16% and 15% for the third quarter 1999 and 1998, respectively. This increase in margin is attributable to the previously mentioned increase in Company office revenue, in addition to a decrease in same office costs and incentive compensation expense.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Year-to-date aggregate Company office margins were 17% and 16% for 1999 and 1998, respectively. The increase in margin is attributable primarily to the previously mentioned revenue growth.

For the three months ended September 30, 1999, G & A expenses increased by 14% or $573,000 from the third quarter 1998. This increase is due primarily to an increase in charges for amortization and depreciation. General sales and administrative expenses as a percentage of total revenues were approximately 11% for the third quarter 1999 versus 10% for the third quarter 1998.

For the nine months ended September 30, 1999, G & A expenses increased 9% or $1,268,000 from the corresponding period in 1998. This increase is due to increased charges for foreign currency translation expense, amortization and depreciation, and incentives. G & A expenses as a percentage of total revenues were approximately 11% for year-to-date 1999 and 1998.

The Company's effective tax rates for the three and nine-month periods ended September 30, 1999 and 1998 ranged between approximately 42.5% and 43.0%.

Capital Resources and Liquidity

At September 30, 1999 and December 31, 1998, the Company had cash and cash equivalents of $9,567,000 and $20,800,000, respectively. At September 30, 1999 and December 31, 1998, the Company had working capital of $10,287,000 and $15,281,000, respectively.

Net cash provided by operating activities amounted to $8,079,000 and $10,761,000 for the nine months ended September 30, 1999 and 1998, respectively. The reduction in cash is the result of incremental incentive compensation payments made in the first quarter 1999 due to the Company exceeding revenue and operating income targets in 1998, as compared to the same period in the prior year.

Net cash utilized for investing activities amounted to $20,209,000 and $10,769,000 for the nine months ended September 30, 1999 and 1998, respectively. During the first nine months of 1999, the Company acquired three career transition firms, three consulting firms, a 20% equity interest in a Japanese firm, and an additional interest in Davidson and Associates for a combination of cash and future defined contingent payments (See Note B to the Condensed Consolidated Financial Statements). Additionally, the Company continues to purchase equipment and technology to meet the needs of its expanding operations and to enhance its operating efficiency.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED


Net cash provided by financing activities amounted to $897,000 and $653,000 for the nine months ended September 30, 1999 and 1998, respectively. The net cash inflow for 1999 was primarily the result of the $8,400,000 borrowing made to complete certain acquisitions during 1999 (See Note B to the Condensed Consolidated Financial Statements), partly offset by repayments on the Company's borrowings and the repurchase of Common Stock.

Under its revolving credit facility, the Company has a $40,000,000 borrowing capacity. The Company had approximately $16,050,000 available under the revolving credit facility at October 31, 1999. The Company plans to utilize the revolving credit facility to assist in the financing of future acquisitions as they arise and for other general corporate purposes.

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

Year 2000

During 1998, the Company completed its evaluation of the potential impact of the year 2000 and developed a project plan (the "Y2K Plan") to ensure the compliance of its major operating systems by the year 2000. As a service company, the Company's operating systems principally include financial and communication applications. As part of its Y2K Plan, the Company has developed a replacement billing system which began operating in April 1999. The Y2K Plan also details the timetable to upgrade or replace non-compliant systems as well as to confirm year 2000 compliance with the Company's key vendors. At this time, the Company is progressing in accordance with its anticipated timetable with respect to all aspects of the Y2K Plan and believes that the potential risks to its business operations are not material. As of July 1999, the Company has successfully tested all of its critical systems for year 2000 compliance. The Company estimates that the total capital expenditures to be incurred under the Y2K Plan will be approximately $1,500,000 in 1999, of which approximately $800,000 is attributable to systems upgrades or replacements that the Company normally would undertake in its ongoing operations. Capitalized items will be depreciated over the useful life of the asset. Non-capitalizable costs related to year 2000 issues are estimated to be $300,000, which will be expensed as incurred. The Company does not expect these costs to have a material impact on its operations or financial condition.

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

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the nine months ended September 30, 1999.

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

RIGHT MANAGEMENT CONSULTANTS, INC.

                  BY:/S/ RICHARD J. PINOLA                    November 15, 1999
                    ------------------------                  -----------------
                  Richard J. Pinola                                  Date
                  Chairman of the Board and Chief Executive Officer


                  BY:/S/ CHARLES J. MALLON                    November 15, 1999
                    ------------------------                  -----------------
                  Charles J. Mallon                                  Date
                  Chief Financial Officer and
                  Principal Accounting Officer