Form 10-K
period 1999-12-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 2000-03-30
CIK 802806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
                                       OR
__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
            None                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
                     ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant using the closing stock price as of March 1, 2000 was $58,709,000. The number of shares outstanding of the registrant's Common Shares as of March 1,2000 was 6,031,883.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I & II Portions of the Company's 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999.

Part III Portions of the Company's definitive proxy statement with respect to its 2000 Annual Meeting of Shareholders to be held on May 4, 2000.

                                     PART I

Item 1:  Business

General

Right Management Consultants, Inc. (the "Company") is an international career management and human resource consulting firm headquartered in Philadelphia, Pennsylvania. Founded in 1980, the Company has been publicly owned since 1986. The Company believes it is the largest worldwide firm in the career transition services industry with 1999 revenues of $181 million. Worldwide operations are structured into five geographic groups that provide management oversight to more than 200 service locations worldwide.

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

The Company's operations are divided into two lines of business: career transition services, and human resources (including career management) consulting.

For detailed financial information regarding the Company's business segments and geographic areas, reference is made to Note L, "Segments", in the Company's Notes to Consolidated Financial Statements contained in the Company's 1999 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report on Form 10-K (this "Report"). Such financial information is responsive to Item 101 (b) and (d), respectively, of Regulation S-K and is incorporated by reference herein.

Career Transition Services

The career transition business in total, including individual and group outplacement services, provided approximately 85% of total Company office revenue for the year ended December 31, 1999. The Company provided career transition services to approximately 5,000 client companies during 1999, including a majority of the companies that comprise the Fortune 500. No single customer or client accounted for a material amount of the Company's business in 1999. Career transition services are divided into two principal categories - Individual Outplacement Services and Group Outplacement Services.

Individual Outplacement Services

The Company's individual outplacement services for the employer include advice on conducting the termination interview, terms of severance pay and other termination benefits. Services by the Company to terminated employees include assistance in handling the initial difficulties of termination; identifying continuing career goals and options and in planning an alternative career; aiding in developing skills for the search for a new job, such as resume writing, effective networking, identifying and researching types of potential employers, preparing and rehearsing for interviews; continuing consulting and motivation throughout the job search campaign; assessing new employment offers and methods of accepting such offers (including consideration of relocation issues) and, where appropriate, consulting with the employee's spouse regarding the stresses of the employment search and the positive role the spouse may play in all aspects of the new job search, as well as assisting with financial planning and health maintenance.

Approximately 78% of the career transition revenue generated by Company offices during 1999 was for individual outplacement services.

Group Outplacement Services

The remaining significant portion of the Company's career transition business consists of providing consulting in group contexts for companies making large reductions in their work force due to reorganization, restructuring or other reasons. The Company's group programs have, as their core, seminars for generally up to 12 employees per group, in sessions extending over one to five days. Often, the group seminar is preceded or followed by individual counseling. These group programs are designed for each employer-client and are generally competitively priced and bid, based on the number of consulting hours, number of employees involved and the type of programs to be provided. The group program may also be used for "voluntary separation" due to reorganizations or other reasons.

In addition, the Company can design, staff, or manage career centers for corporate clients needing to provide career transition services during a large-scale reduction-in-force. Career centers typically serve groups of 100 or more individuals, and are operated for a pre-determined time period, usually ranging anywhere from six to eighteen months. The centers are run like Company offices, staffed with consultants and administrative personnel and providing office support technology and services. Career centers are normally set up in available space on the corporate clients' premises, or in temporary facilities located, rented, and equipped by the Company.

Approximately 22% of the career transition revenue generated by Company offices during 1999 was for group outplacement services.

Human Resources Consulting

The Company provides human resources (including career management) consulting services that assist organizations and their employees in the following five areas: (1) creating organizational change by linking strategy development and people development to close the gaps between where a business is now and where it needs to be to succeed strategically; (2) developing leaders through executive coaching and feedback-rich customized leadership development programs;
(3) building competencies by identifying the skills, knowledge, and personal characteristics that determine success in a given company, and using these competencies to align human resource systems with strategy; (4) growing talent which involves attracting, motivating, and retaining the best people in a highly competitive talent marketplace; (5) driving communication by helping people at all levels understand the link between the business' strategies and their daily work, and ensuring that ideas and information are shared openly and clearly.

The consulting business in total, including career management consulting and other human resources consulting, provided approximately 15% of total Company office revenue for the year ended December 31, 1999. No single customer or client accounted for a material amount of business within the human resources and career management consulting line of business in 1999.

To broaden and diversify its business base, the Company entered the consulting line of business in 1996 by acquiring People Tech Consulting, Inc. ("PeopleTech"), a Canadian corporation. Since then, the Company has continued to acquire firms with human resources consulting expertise.

During 1998, the Company made two acquisitions of consulting firms and entered into an exclusive licensing agreement with another consulting firm. The acquisitions of Manus Associates, a human resources consulting firm, and the acquired 51% interest in TEAMS, Inc., a technology-based assessment firm, contributed diverse capabilities to the human resources consulting practice. Areas of specialty include 360-degree feedback systems, the development of competency models, leadership development, team-building, and performance and pay management. The Company further expanded the depth of its human resources and career management consulting practice with an exclusive licensing agreement with The Atlanta Consulting Group, an organizational consulting firm. The Company continues to integrate these products and methodologies into its consulting business.

During 1999, the Company made three acquisitions of consulting firms: Groupe ARJ, with offices in Paris and Lyon, France; Jouret Management Center located in Brussels, Belgium; and Key Management Strategies located near Philadelphia, Pennsylvania. In addition, as of January 1, 2000, the Company acquired the remaining 49% minority interest in TEAMS, Inc.

Fees for Services Provided by Company Offices

For individual career transition services provided by Company offices, the Company normally receives a negotiated fee, depending upon the services provided, which generally ranges between 10% and 20% of the terminated employee's annual compensation. Fees for group career transition programs and consulting projects are individually determined depending upon the type of services the employer requests, the amount of consulting time required and the number of employees involved.

Organization and Distribution of Company Offices and Affiliates

The current network of Company offices and Affiliates is outlined in the Company's 1999 Annual Report to Shareholders, attached as Exhibit 13 hereto, that portion of which is incorporated herein by reference.

Management of Company Offices and Affiliates

The Company believes that a decentralized approach of organizing its business into geographic groups and related regions, which may be comprised of more than one Company office or Affiliate office, allows the Company to be responsive to individual clients, as well as allowing it to better serve its local and regional markets. Each region is responsible for the marketing and sales of career transition and consulting activities in its assigned area. Through the Company's network arrangement, the Company's clients have access to the Company's entire network of Company and Affiliate offices. See "Business - Affiliate Arrangements."

Affiliate Arrangements

The Basic Affiliate Relationship

The Company has previously entered into agreements with Affiliates ("Affiliate Agreements"), which are independent franchisee businesses, to provide the Company's career transition and consulting services within the geographic area defined in each Affiliate Agreement (the "Exclusive Territory"). Affiliates render such services exclusively under the Company's registered service marks. Under the Affiliate Agreements, the Company assists the Affiliates in various ways in the provision of career transition and consulting services. There are five Affiliate Agreements that remain in effect, all of them in the United States. The Company has no present intention to enter into any additional Affiliate Agreements.

Under the Affiliate Agreements, the Company is precluded from establishing or maintaining Company offices or otherwise soliciting customers, providing consulting services or licensing other Affiliates to operate in the Exclusive Territory of a particular Affiliate. In turn, the Affiliate is prohibited from establishing or maintaining its own offices or "satellites" soliciting customers or engaging in career transition or consulting services outside of their Exclusive Territory.

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

Affiliates' Payment of Fees and Royalties to Company

In consideration of the Company providing services, training and licensing the use of its federally-registered service mark, the Affiliate generally pays to the Company the following fees (which are not in the order of their contribution to Company revenue): (1) a one-time non-refundable initial Affiliate (franchise) fee; (2) a 10% royalty on the Affiliate's total gross receipts; (3) a fee for services rendered in assisting the Affiliate in selling the Company's programs to the employer-client; and (4) a fee for services rendered in providing career transition services to terminated employees on certain contracts and accounts sold and managed by Affiliates, but delivered outside an Affiliate's territory by a Company-owned office.

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

During the term of the Affiliate Agreement, the Company may terminate the arrangement, subject to local franchise laws and cure periods specified in the Affiliate Agreements, for a variety of reasons, including a material breach of such Agreement by the Affiliate, the failure by the Affiliate to achieve at least 75% of the minimum volume of business set forth in its Affiliate Agreement in any year of the Affiliate's operation or the Affiliate's failure to otherwise conduct normal business operations diligently and regularly or to use its best efforts to sell and provide career transition consulting services, or the Affiliate's failure to adhere to the written service standards established by the Company in consultation with the Advisory Committee. The Company may also terminate an Affiliate Agreement due to the death, disability or retirement of the principal shareholders of an Affiliate.

The Company has offered and implemented with all of its existing Affiliates an addendum to their respective Affiliate Agreements. Under the terms of the addendum, the Company relinquishes its right to give notice of non-renewal of the Affiliate's Affiliate Agreement upon the expiration of its initial or one of its renewal terms. However, the Advisory Committee is empowered to terminate, upon specified grounds, the Affiliate Agreement of Affiliates who sign the addendum. In addition, the addendum permits the Company to terminate the Affiliate Agreement of any Affiliate if certain trends in the volume of business generated by the Affiliate deviate by more than specified amounts below the comparably defined trends for all North American offices of the Company and its Affiliates measured as a group.

The Company has agreed with substantially all of its existing Affiliates that in the event the Company offers to any other Affiliate any provision in the Affiliate Agreement which is more beneficial than the terms of the existing Affiliate Agreements with the rest of the current Affiliates, then the new provision will be offered to all existing Affiliates, except for provisions added or deleted to (a) comply with a particular state or provincial law or regulation; (b) maintain in force prior agreements with specific Affiliates; or
(c) address the unique nature or character of other businesses or activities engaged in by a specific Affiliate.

Affiliates' Right of First Refusal

Pursuant to the Affiliate Agreements, the Affiliates may have a right of first refusal to purchase the Company's Common Shares held by certain shareholders who have granted to the Affiliates this right, in case of certain proposed sales or exchanges of the Company's Common Shares. Under the terms of the Affiliate Agreements, in the event that 51% or more of the Common Shares of the Company is proposed to be sold by one or more shareholders of the Company in a single transaction (exclusive of a corporate merger or consolidation in which the Company is not the surviving party and transactions in which the common stock of another company is exchanged for the Common Shares of the Company), the Affiliates may have a right of first refusal to acquire the Common Shares of the Company held by the aforementioned shareholders under the same terms as the proposed transaction.

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

Acquisitions

During 1999, the Company completed six separate career transition and consulting acquisitions and purchased an equity interest in a career transition firm located in Japan. As of January 1, 2000 the Company also purchased the remaining interests in its existing two joint ventures. See Note C to the Consolidated Financial Statements for a detailed description of the acquisitions. The total purchase price for the equity interest and acquisitions made in 1999 aggregated approximately $11,338,000, including the costs of acquisitions. The acquisitions were consummated through combinations of cash and future defined incentives, including the assumption of incomplete consulting contracts.

Also during 1999, the Company paid approximately $2,388,000 in earnout payments related to acquisitions made in prior years.

Over the last five years, the Company completed twenty-six separate acquisitions (including five former Affiliates) of career transition and consulting firms, entered into an exclusive licensing agreement with a consulting firm, and purchased an equity interest in a career transition firm, for combinations of cash, future defined incentives, assumption of incomplete career transition contracts and other consideration. The total purchase price for these transactions, excluding earnouts, aggregated approximately $44,741,000, including the costs of acquisitions.

Employees

At February 29, 2000, the Company and its subsidiaries employed 1,077 persons, including 15 in senior management, 51 in other managerial and professional roles, 517 in field operations as consultants, and 494 in clerical capacities.

In addition, the Company employed 607 persons on a part-time basis as professional consultants. Consultants are generally required to have prior executive or management experience and are provided Company training. None of the Company's employees are subject to collective bargaining agreements. In general, the Company believes that its employee relations are good.

Risk Factors

In addition to the other matters discussed elsewhere in this Report, the following risk factors should be taken into account in evaluating the Company and its business:

1. Government Regulation: In connection with its arrangement with its Affiliates, the Company devotes resources to complying with state and federal franchise laws and regulations. The Company believes that its practices and procedures are not in material violation of the provisions of such state and federal laws. Nevertheless, the Company's past practices may give rise to possible liability, and given the scope of the Company's business and the nature of franchise regulation, compliance problems could be encountered in the future. For a discussion of the Company's past and current compliance with state and federal franchising laws, other regulatory aspects of the Company's relations with its Affiliates and possible liability of the Company for certain of its past activities, see "Business - Government Regulation."

     Although career transition and human resource consulting services are not currently specifically subject to state or federal regulation, the Company is aware that such regulation has been considered by the legislatures of several states. There can be no assurance that such regulation will not be adopted in the future.

2. Relations with Affiliates: The Company's revenue depends in part on royalties and fees paid by Affiliates. Under the current Affiliate Agreements, royalties equal 10% of the Affiliate's total gross receipts. The fees paid by Affiliates to the Company vary depending on the services provided by the Company. The Company believes that the 10% royalty is reasonable and currently has no plans to reduce it, although there can be no assurance that royalties will continue to be maintained at such level under all circumstances. The Company believes that its relations with its Affiliates are good; however, there can be no assurance that such relations will remain so. A deterioration of these relationships among the Company and its Affiliates, or among the Affiliates themselves, or an inability to collect royalties and fees payable to the Company or payable by one Affiliate to another could materially adversely affect the Company. See "Business - Affiliate Arrangements."

3. Possible Effects of Change in Company Control and Possible Future Issuance of Preferred Shares: Under certain circumstances and pursuant to its Affiliate Agreements, upon certain contemplated sales of 51% or more of the Company's outstanding Common Shares, or a Company merger, consolidation or reorganization, the Affiliates may have a right of first refusal to acquire the Common Shares of the Company being sold or exchanged by certain shareholders who have granted to the Affiliates this right, on the same terms as the proposed transaction with a third party. In addition, under the Affiliate Agreements and under certain circumstances, upon sales of 51% or more of the Company's assets or capital stock in one or more transactions, or a Company merger, consolidation or reorganization, then, regardless of the time remaining on the term of such Affiliate's current Affiliate Agreement, the term of such Affiliate Agreement is automatically altered to either (i) one year, with the Affiliate also having an option to renew the Affiliate Agreement for an additional four year period upon the expiration of such one year term, or (ii) five years, extending from the date of such transaction, merger, consolidation or reorganization.

     Also, in the event of such transaction or reorganization, under the Company's Employment Agreements with its executive officers, such officers have an option to extend the term of their respective Employment Agreement for an additional two years.

     The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 Preferred Shares, at the discretion of the Board of Directors. The Board of Directors may also fix from time to time in the future, the designations, limitations, and preferences for any such series of issuances of Preferred Shares, without any further vote or action by shareholders.

     The Affiliates' right of first refusal on shares held by certain shareholders who have granted to the Affiliates this right, and the alteration of the term of their Affiliate Agreements, or the executive officers' right to extend the term of their Employment Agreements, or the issuance of Preferred Shares at the discretion of the Board of Directors may make the Company less attractive to an entity or group considering acquiring control of the Company or may make an acquisition materially more difficult, resulting in a lower acquisition price per share, or may otherwise materially adversely affect an investment in the Company's Common Shares.

4. Competition: The Company competes against other providers of career transition services and other human resource consulting services. Based on consolidated revenues for 1999, the Company believes it is the world's largest provider of career transition services. However, the Company's primary national and international competitors are divisions of companies much larger than the Company, and these competitors may have access to financial and other resources substantially greater than those available to the Company.

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

7.   Economic Conditions on a Local, Regional, National, and International
     Basis: The demand for the Company's services, primarily career transition services, is impacted by economic conditions on a local, regional, national and international basis. In general, a stronger economy can lead to easier and more rapid job change and reentry, which can reduce the demand for the Company's services or compress the length of the services provided, thereby negatively impacting prices. Weaker economic conditions can also lead to reluctance on outside companies' part to incur the expenditure associated with the Company's services.

     The current economic expansion in North America has generated a steady level of merger and acquisition activity in the economy that has, to a degree, enabled the Company to expand during a period of low unemployment. A significant and prolonged decrease in the level of merger and acquisition activity would reduce demand for the Company's career transition services.

Item 2:  Properties

All office space for Company offices is leased. The leases typically have three to five year terms and some have renewal options. The Company leases approximately 706,000 square feet for all Company offices, including the corporate headquarters, at an aggregate yearly rental cost of approximately $16,695,000. Most of these leases are also subject to annual operating expense escalation clauses. The Company believes its facilities are adequate to provide services to its clients.

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

     Name                  Age        Position(s)
     ----                  ---        -----------

Richard J. Pinola          54      Chairman of the Board of Directors
                                    and Chief Executive Officer

Frank P. Louchheim         76      Founding Chairman and Director

Joseph T. Smith            64      Vice Chairman of the Board of Directors

John J. Gavin              43      President, Chief Operating Officer and
                                    Director

Charles J. Mallon          43      Executive Vice President, Chief Financial
                                    Officer, Secretary and Treasurer

Larry A. Evans             57      Executive Vice President and Director

Frederick R. Davidson      63      Chairman of Davidson & Associates, Pty. Ltd.
                                    and Director

Peter J. Doris             53      Executive Vice President

Terry W. Szwec             49      Executive Vice President

James E. Greenway          53      Executive Vice President and Chief Marketing
                                    Officer

Christopher Pierce-Cooke   47      Executive Vice President, Managing Director -
                                    Consulting Services

Erik A. Dithmer            68      Group Executive Vice President for the
                                    Eastern U.S.

R. William Holland         56      Group Executive Vice President for the
                                    Central U.S. and Canada

Timothy D. Dorman          52      Group Executive Vice President for the
                                    Western U.S.

Suzanne B. Levasseur       51      Group Executive Vice President for Europe
                                    and Latin America

Edward C. Davies           53      Group Executive Vice President for
                                    Asia-Pacific

Mr. Pinola was elected as a Director by the Board in October 1989. Mr. Pinola is a Certified Public Accountant and joined Penn Mutual Life Insurance Company in 1969. He was appointed President and Chief Operating Officer of Penn Mutual Life Insurance Company in 1988, which positions he held until his resignation in September 1991. Mr. Pinola was a financial consultant to various organizations from September 1991 until July 1992, at which time he was appointed President and Chief Executive Officer of the Company. Effective January 1, 1994, Mr. Pinola was appointed Chairman of the Board of Directors and continues as Chief Executive Officer. Mr. Pinola also serves as a director of two outside companies: NSG America and K-Tron International, a publicly held company.

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

Mr. Mallon joined the Company in 1996 to assist in directing and managing the financial operations of the Company. Effective September 1, 1999, Mr. Mallon assumed the role of Chief Financial Officer, and effective January 1, 2000, he was elected as an Executive Vice President by the Board of Directors, in which capacities he now serves. Prior to joining the Company, he was for six years, the Chief Financial Officer of ACS Enterprises, Inc. ("ACS"), a publicly held wireless cable system operator. While at ACS, Mr. Mallon had oversight responsibility for their finance and accounting area, including acquisition financial due diligence, several public stock offerings, and an expanded credit facility. Before ACS, Mr. Mallon was with the Philadelphia office of Ernst & Young for 12 years, ultimately as senior audit manager. Mr. Mallon is a CPA and a graduate of Drexel University in Philadelphia. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants.

Mr. Evans was professionally involved in the international finance and venture capital industries, prior to May 1978. From May 1978 to November 1980, Mr. Evans was employed as an independent outplacement consultant for Bernard Haldane Associates, Inc., reporting to Mr. Louchheim. Since November 1980, Mr. Evans has served as Executive Vice President and a Director of the Company. From January 1990 until May 1995, Mr. Evans served as Regional Managing Principal of several Company offices. From May 1995 until December 1999, Mr. Evans worked in the Company's corporate office together with the Company's regional offices in marketing to major national and international accounts. Effective January 1, 2000, Mr. Evans was appointed to oversee one of the Company's largest Key Executive Services practices. Mr. Evans serves on various boards of both non-profit organizations and community associations. He also holds directorships with Knite, Inc., an automotive components manufacturing company, 4 Anything.com and 4 Eschoolmall.com, both internet service companies, and he is on the Advisory Board of Data Com International, a silicon chip manufacturing company.

Mr. Davidson is the Chairman of Davidson & Associates, Pty. Ltd., an Asia-Pacific career transition firm of which the Company acquired a fifty-one percent interest during 1997, and which is now owned 100% by the Company. Mr. Davidson was elected a Director by the Board of Directors on July 24, 1997. Mr. Davidson has published numerous articles on career planning, termination practices and managing large scale staff reductions, and he is the author of The Art of Executive Firing and Handbook of Executive Survival.

Mr. Doris was Senior Vice President of Human Resources for a large New York City based bank, prior to joining the Company in 1986. From 1986 to 1990, Mr. Doris was Senior Vice President, Sales and Operations of the Company. Effective January 1991, he became a Group Executive Vice President for the Southern region of the United States in which capacity he served until 1996. Since 1997, Mr. Doris has been working with the Company's regional offices in marketing to major international accounts.

Mr. Szwec was employed as Product Manager for Bristol Myers Canada, Ltd. from 1969 until 1970, when he left to become Manager of Training and Development for de Havilland Aircraft, Ltd. In 1976, Mr. Szwec became Director of Human Resources for Control Data Canada, Ltd., where he stayed until 1986 when he began his own consulting practice specializing in executive training and development, human resources effectiveness and career planning. Mr. Szwec joined the Right Associates(R)network in 1987 as the Regional Managing Principal of the Toronto office. From 1994 through 1999, Mr. Szwec served as Group Executive Vice President for the Canadian operations of the Company. Mr. Szwec is currently an Executive Vice President of the Company in which he leads the national accounts sales and marketing efforts in the Canadian region.

Mr. Greenway was President of Consulting Group, Inc., an organizational and management development consulting firm. He has held management positions with Drake Beam Morin (a human resource and outplacement firm), McGraw-Hill and Lucky Stores. From 1989 to 1993, Mr. Greenway was Executive Vice President of Lee Hecht Harrison, a human resource and outplacement firm. He also was a member of their Executive Committee and Advisory Council. In addition, Mr. Greenway served as President of the Workforce Consulting Group, a global organizational and career management firm. Mr. Greenway joined the Company in September 1997 as a Senior Vice President. Effective July 1, 1998, he was promoted to Executive Vice President responsible for coordinating the sales and marketing activities for the firm, in which capacity he currently serves.

Mr. Pierce-Cooke has extensive experience in human resources, consulting and global markets. Prior to joining the Company, he was Chief Executive Officer of Corporate Vision, a human resource and organizational consulting firm with operations in Melbourne and Sydney, Australia and London, England. At Westpac, one of Australia's largest banking institutions, Mr. Pierce-Cooke held two significant roles: he headed up the human resources function for the retail, corporate and international banking groups; he also spent time directing Westpac's marketing operations. Earlier in his career, he was a director for various divisions of British Aerospace and for two years ran its headquarter operations in London which oversaw over 135,000 employees in 50 countries. Mr. Pierce-Cooke joined the Company as Executive Vice President and Managing Director of Consulting Services in April 1999. He is responsible for driving the firm's continued growth and global expansion in the consulting arena. His education includes a BS in economics degree and qualifications as an attorney in the United Kingdom.

Mr. Dithmer had a 25-year career at Union Carbide, where he held a number of senior sales, marketing and general management positions, both domestic and international. Mr. Dithmer joined the Company in 1982 as a Client Services Consultant and successfully built a major portfolio of corporate clients. In 1990, he became Senior Vice President responsible for the total sales activities of the New York office. At the end of 1997, Mr. Dithmer was promoted to Group Executive Vice President for the Metro New York Group. In 1998 his responsibilities were expanded to include three more offices. Mr. Dithmer currently serves as Group Executive Vice President of the East Group, overseeing all offices across the entire Eastern U.S. Mr. Dithmer has been affiliated with various associations and he is the Founder and former President of the American Chamber of Commerce, Costa Rica.

Dr. Holland was with Andersen Consulting from 1996 to June 1999. Dr. Holland was the Associate Partner responsible for global human resource operations for their Information Technology and Business Process Outsourcing business, which has 10,000 employees and over 200 outsourcing units worldwide. Dr. Holland was responsible for establishing a worldwide HR organization focused on delivering greater client value and aligning HR processes, career development models and executive coaching programs. Prior to his position with Andersen Consulting, Dr. Holland held the Senior HR executive position with a large financial institution, a prominent University and a large investment advisory business. Dr. Holland joined the Company in June 1999 in the dual role of Group Executive Vice President of the North Central Group and Managing Principal of the Chicago Office. Effective January 1, 2000, Dr. Holland has expanded his responsibility to include the Canadian region, in addition to the Central U.S. territory. He holds three degrees, a BA, MA and Ph.D all from Michigan State University and he has published several works on conflict resolution and career development.

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

Ms. Levasseur served in Japan as a consultant and advisor to various Japanese and U.S. companies. She has worked for the U.S. Office of Personnel Management, in charge of European management design, communication and training. She has also worked as a Training Officer for NATO/SHAPE. In 1988, Ms. Levasseur established the international operations of the Management Research Group (MRG), a consulting firm, which included 38 partner locations in Europe, Africa and Asia Pacific when she left in 1998. Effective April 1, 1998, Ms. Levasseur joined the Company as Group Executive Vice President of Europe and Latin America.

Mr. Davies was the Managing Director at Moore Business Systems in Australia from 1995 until February 1998. Moore Business Systems, which is a division of Moore Corporation located in the U.S., is primarily engaged in printing services and print management. In July 1998, Mr. Davies joined Davidson & Associates, Pty. Ltd. ("Davidson & Associates"), as the State Director for the Melbourne office. At that time, the Company had a 51% interest in Davidson & Associates and as of January 1, 2000 it is 100% owned by the Company. Since September 1999, Mr. Davies has served as Director of Operations for the entire Asia-Pacific network of offices within Davidson & Associates. Effective March 2, 2000, Mr. Davies was elected by the Board of Directors as the Group Executive Vice President of Asia-Pacific.

Each executive officer serves at the pleasure of the Board of Directors and has been elected for a term expiring with the first Board of Directors' meeting held after the next annual meeting of shareholders.

                                     PART II

Item 5:    Market for Registrant's Common Equity and Related Shareholder Matters

The information required by this Item is incorporated by reference to the section titled "Common Share Data" in the Company's 1999 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6:    Selected Financial Data

The information required by this Item is incorporated by reference to the section titled "Selected Financial Data" in the Company's 1999 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7A:   Quantitative and Qualitative Disclosures About Market Risks

The information required by this Item is incorporated by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 8:    Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the sections titled "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

The information called for by Items 10 through 13 of Form 10-K (except for the information set forth on pages 11-16 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Election of Directors", "Executive Compensation", "Voting Securities, Voting Rights and Security Ownership" and "Ratification of Appointment of Independent Public Accountants" contained in the Company's definitive Proxy Statement with respect to its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      The following documents are filed as a part of this Report:

                    1. Financial statements: The following is a list of financial statements which have been incorporated by reference from the Company's 1999 Annual Report to Shareholders, as set forth in Item 8:

                    Report of Arthur Andersen LLP, Independent Public
                         Accountants
                    Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for each of the three years in the period ended December 31, 1999
                    Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1999
                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999
                    Notes to Consolidated Financial Statements

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

                    3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report, under Item 601 of Regulation S-K:

                                INDEX TO EXHIBITS
Exhibit No.
3.1 Company's Articles of Incorporation, together with all amendments thereto (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
3.2 Company's By-Laws as adopted June 28, 1995, and as amended December 17, 1998 effective January 1, 1999 (incorporated by reference to the Company's report on Form 10-K/A for the fiscal year ended December 31, 1998, filed August 4, 1999).
10.01 1986 Shareholders' Agreement (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
10.02 401(k) Savings Plan (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986). *
10.03 Amendment to Employment Agreement between Right Management Consultants, Inc. and Frank P. Louchheim, dated January 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992). *
10.04 Supplemental Deferred Compensation Plan for Richard J. Pinola, dated July 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30,
        1992). *
10.05 Further Amendment to Amended and Restated Employment Agreement between Right Management Consultants, Inc. and Frank P. Louchheim dated February 16, 1993 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1992, filed March 31, 1993). *
10.06 1993 Stock Option Plan (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 33-58698), filed February 23,
        1993). *
10.07 1993 Stock Incentive Plan, as amended (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.08 Directors' Stock Option Plan of the Company (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.09 Employment Agreement dated December 12, 1995 by and between Right Management Consultants, Inc. and Richard J. Pinola (incorporated by reference to the Company's Form 10K for the year ended December 31, 1995, filed March 31, 1996). *
10.10 Employment Agreement and Supplemental Deferred Compensation Plan dated December 12, 1995 by and between Right Management Consultants, Inc. and Joseph T. Smith (incorporated by reference to the Company's Form 10K for the year ended December 31, 1995, filed March 31, 1996). *

* These documents are compensatory plans or agreements required to be filed as Exhibits.

10.11 Employee Stock Purchase Plan of the Company (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 333-06211), filed June 18, 1996).*
10.12 Amendment to the 1993 Stock Incentive Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-07975), filed July 11,
        1996).*
10.13 Credit Agreement between Right Management Consultants, Inc. and its wholly owned subsidiaries and PNC Bank, National Association dated December 20, 1996 (incorporated by reference to the Company's Form 8-K, dated January 17, 1997)
10.14 Purchase Agreement between and among Right Management Consultants, Inc. and Frederick R. Davidson, Stradis Pty. Ltd., William D.T. Cowan, Phillip A. Lovett and David Stratford, and Right D&A Pty. Ltd. dated July 1,1997 (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1997, filed March 30, 1998).
10.15 Option and Escrow Agreement between and among Right Management Consultants, Inc. and Frederick R. Davidson, Stradis Pty. Ltd., William D.T. Cowan, Phillip A. Lovett and David Stratford, and B&McK Nominees dated July 1,1997 (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1997, filed March 30, 1998).
10.16 Amendment to Employment Agreement dated as of January 1, 1999 by and between Right Management Consultants, Inc. and Richard J. Pinola (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1998, filed March 31, 1999). *
10.17 Amendment to Employment Agreement dated as of January 1, 1999 by and between Right Management Consultants, Inc. and Joseph T. Smith (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1998, filed March 31, 1999). *
10.18 Employment Agreement and Supplemental Deferred Compensation Plan dated as of January 1, 1999 by and between Right Management Consultants, Inc. and John J. Gavin (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1998, filed March 31, 1999). *
10.19 Amendment to the 1993 Stock Incentive Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-84493), filed August 4,
        1999) *
10.20 Amendment to the 1996 Employee Stock Purchase Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-84495), filed August 4, 1999) *
10.21 Supplemental Early Retirement Plan for certain employees, dated January 1, 2000. *
13 Portions of the Company's 1999 Annual Report to Shareholders expressly incorporated by reference.
21      Subsidiaries of the Company.
23      Consent of Arthur Andersen LLP
27      Financial Data Schedule - 1999 +

*These documents are compensatory plans or agreements required to be filed as Exhibits.
+ Filed in electronic form only.

            (b)     Reports on Form 8-K

                    No Reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1999.

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

                                    RIGHT MANAGEMENT CONSULTANTS, INC.

                                           By: /S/ RICHARD J. PINOLA
                                               ---------------------
                                              Richard J. Pinola,
                                              Chairman of the Board and
                                              Chief Executive Officer


                                           Dated:     3/30/00
                                                      -------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signatures                 Title                               Date

/S/ RICHARD J. PINOLA        Chairman of the Board              3/30/00
---------------------        and Chief Executive Officer        -------
Richard J. Pinola

/S/ CHARLES J. MALLON        Chief Financial                    3/30/00
---------------------        Officer and Principal              -------
Charles J. Mallon            Accounting Officer


/S/ FRANK P. LOUCHHEIM       Director                           3/30/00
----------------------                                          -------
Frank P. Louchheim

/S/ JOSEPH T. SMITH          Director                           3/30/00
-------------------                                             -------
Joseph T. Smith

/S/ JOHN J. GAVIN            Director                           3/30/00
------------------                                              -------
John J. Gavin

/S/ LARRY A. EVANS           Director                           3/30/00
------------------                                              -------
Larry A. Evans

/S/ DR. MARTI D. SMYE        Director                           3/30/00
---------------------                                           -------
Dr. Marti D. Smye

/S/ JOHN R. BOURBEAU         Director                           3/30/00
--------------------                                            -------
John R. Bourbeau

/S/ RAYMOND B. LANGTON       Director                           3/30/00
----------------------                                          -------
Raymond B. Langton

/S/ REBECCA J. MADDOX        Director                           3/30/00
---------------------                                           -------
Rebecca J. Maddox

/S/ CATHERINE Y. SELLECK     Director                           3/30/00
------------------------                                        -------
Catherine Y. Selleck

/S/ FREDERICK R. DAVIDSON    Director                           3/30/00
-------------------------                                       -------
Frederick R. Davidson

                               ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Right Management Consultants, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Right Management Consultants, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 29, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed on page 25 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     /S/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
         January 29, 2000

                                              Right Management Consultants, Inc.

                                 Schedule II - Valuation and Qualifying Accounts and Reserves

                                     For the Years Ended December 31, 1999, 1998 and 1997

                                                                       Additions
                                                             ------------------------------
                                            Balance at         Charged to       Charged to                         Balance at
                                           Beginning of        Costs and          Other                             End of
Description                                   Year              Expenses         Accounts       Deductions           Year

1999:
Allowance for doubtful accounts            $ 1,066,000         $ 614,000            --        $   213,000         $ 1,467,000
                                           ===========                                                            ===========


1998:

Allowance for doubtful accounts            $   663,000         $ 576,000            --        $   173,000         $ 1,066,000
                                           ===========                                                            ===========


1997:

Allowance for doubtful accounts            $   552,000         $ 329,000            --        $   218,000         $   663,000
                                           ===========                                                            ===========

Deferred income tax asset valuation
        reserve                            $   192,000                --            --        $   192,000 (1)     $        --
                                           ===========                                                            ===========

(1)  Reduction due to the utilization and expiration of certain foreign net operating losses.

                                  Exhibit Index


Exhibit No.            Description

10.21 Supplemental Executive Retirement Plan for certain employees, dated January 1, 2000

13 The Company's 1999 Annual Report to Shareholders, portions of which are incorporated by reference

21                     Subsidiaries of the Company

23                     Consent of Arthur Andersen LLP

27                     Financial Data Schedule - 1999 +





+ Filed in electronic form only.