Form 10-Q
period 2000-03-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 2000-05-15
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                    --------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------


                         Commission File Number 0-15539

                       RIGHT MANAGEMENT CONSULTANTS, INC.
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    23-2153729
     ----------------------------------                -------------
     (State of other jurisdiction of                   (IRS Employer
      incorporation of organization)                   Identification No.)


     1818 Market Street, Philadelphia, Pennsylvania        19103
     ----------------------------------------------       --------
        (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:  (215) 988-1588

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes       X                        No
                           --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2000:

     Common Stock, $0.01 par value                          6,050,125
     -----------------------------                      ---------------
                  Class                                 Number of Shares

                       Right Management Consultants, Inc.
                     Condensed Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                March 31,       December 31,
                                                                                  2000               1999
                                                                                ---------         ---------
                                                                               (Unaudited)
                                     Assets

Current Assets:
Cash and cash equivalents                                                       $   5,851         $  11,187
Accounts receivable, trade, net of allowance for doubtful accounts
    of $1,740 and $1,467 in 2000 and 1999, respectively                            37,439            34,042
Royalties and fees receivable from Affiliates                                       3,359             2,831
Other current assets                                                                4,588             4,392
                                                                                ---------         ---------
       Total current assets                                                        51,237            52,452

Property and equipment, net of accumulated depreciation of $31,408
   and $28,487 in 2000 and 1999, respectively                                      17,739            18,488

Intangible assets, net of accumulated amortization of $12,552 and
    $11,524 in 2000 and 1999, respectively                                         52,637            43,730
Equity investment in joint venture                                                  2,088             2,130
Other noncurrent assets                                                             3,049             3,792
                                                                                ---------         ---------
       Total Assets                                                             $ 126,750         $ 120,592
                                                                                =========         =========




                      Liabilities and Shareholders' Equity


Current Liabilities:
Current portion of long-term debt and other obligations                         $   5,992         $   6,008
Accounts and commissions payable                                                   10,116             9,591
Accrued incentive compensation and benefits                                         4,368            12,341
Other accrued expenses                                                              6,883             7,337
Deferred income                                                                     7,488             8,064
                                                                                ---------         ---------
       Total current liabilities                                                   34,847            43,341
                                                                                ---------         ---------

Long-term debt and other obligations                                               29,812            18,279
                                                                                ---------         ---------

Deferred compensation and retirement benefits                                       4,318             1,991
                                                                                ---------         ---------

Minority interest in subsidiaries                                                      --               999
                                                                                ---------         ---------

Shareholders' Equity:
Preferred stock, no par value; 1,000,000 shares authorized; no
    shares issued or outstanding                                                       --                --
Common stock, $.01 par value; 20,000,000 shares authorized;
    7,526,435 and 7,512,193 shares issued in 2000 and 1999, respectively               75                75
Additional paid-in capital                                                         19,475            19,340
Retained earnings                                                                  55,928            53,598
Accumulated other comprehensive income                                             (1,612)             (938)
                                                                                ---------         ---------
                                                                                   73,866            72,075
Less treasury stock, at cost, 1,494,552 shares                                    (16,093)          (16,093)
                                                                                ---------         ---------
       Total shareholders' equity                                                  57,773            55,982
                                                                                ---------         ---------
       Total Liabilities and Shareholders' Equity                               $ 126,750         $ 120,592
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

                       Right Management Consultants, Inc.
                  Condensed Consolidated Statements of Income
        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                   (Unaudited)


                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                               2000             1999
                                                             --------         --------
Revenue:
Company office revenue                                       $ 46,500         $ 48,647
Affiliate royalties                                             1,032            1,292
                                                             --------         --------

Total revenue                                                  47,532           49,939
                                                             --------         --------

Expenses:
Consultants' compensation                                      18,355           19,684
Office sales and consulting support                             3,007            3,622
Office depreciation                                             1,466            1,160
Office administration                                          14,425           15,011
General sales and administration                                3,898            4,814
Depreciation and amortization                                   1,615            1,122
                                                             --------         --------

Total expenses                                                 42,766           45,413
                                                             --------         --------

Income from operations                                          4,766            4,526

Interest expense, net                                             445               45
                                                             --------         --------

Income before income taxes                                      4,321            4,481

Provision for income taxes                                      1,850            1,946

Minority interest in net income of subsidiary                      --               54

Equity in earnings of
  unconsolidated joint venture                                   (141)              --
                                                             --------         --------

Net income                                                   $  2,330         $  2,481
                                                             ========         ========

Basic earnings per share                                     $   0.39         $   0.37
                                                             ========         ========

Diluted earnings per share                                   $   0.39         $   0.36
                                                             ========         ========

Basic weighted average number of shares outstanding             6,028            6,711
                                                             ========         ========

Diluted weighted average number of shares outstanding           6,038            6,810
                                                             ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Right Management Consultants, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  2000             1999
                                                                --------         --------
Operating Activities:
  Net income                                                    $  2,330         $  2,481
  Adjustments to reconcile net income to net cash
    provided by (utilized for) operating activities:
      Depreciation and amortization                                3,081            2,282
      Deferred income taxes                                          (10)              --
      Minority interest in net income of subsidiary                   --               54
      Provision for doubtful accounts                                241              300
      Equity in earnings of unconsolidated joint venture             141               --
      Other non-cash items                                           (84)             258
      Changes in operating accounts:
          (Increase) in operating assets                          (2,929)          (3,451)
          (Decrease) in operating liabilities                     (8,388)          (8,225)
                                                                --------         --------

  Net cash utilized for operating activities                      (5,618)          (6,301)
                                                                --------         --------

Investing Activities:
  Purchase of property and equipment                              (1,299)          (2,912)
  Net cash paid for acquisitions                                  (9,341)          (4,684)
  Increase in cash surrender value of
   company-owned life insurance                                     (467)              --
  Capital contribution to joint venture                              (99)              --
                                                                --------         --------

  Net cash utilized for investing activities                     (11,206)          (7,596)
                                                                --------         --------

Financing Activities:
  Borrowings                                                      12,923            5,529
  Payment of long-term debt and other obligations                 (1,570)          (1,300)
  Repurchase of Common Stock                                          --             (605)
  Proceeds from stock issuances                                      135              360
                                                                --------         --------

  Net cash provided by financing activities                       11,488            3,984
                                                                --------         --------

Decrease in cash and cash equivalents                             (5,336)          (9,913)

Cash and cash equivalents, beginning of period                    11,187           20,800
                                                                --------         --------

Cash and cash equivalents, end of period                        $  5,851         $ 10,887
                                                                ========         ========



Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                   $    461         $    229
                                                                ========         ========

     Income taxes                                               $  1,014         $    668
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Right Management Consultants, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a minority-owned subsidiary, in which it owns a 20% interest, is accounted for using the equity method.

Comprehensive Income
--------------------

Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation adjustments. The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been provided for on these foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2000 and 1999 was $1,656,000 and $2,437,000, respectively.

New Accounting Pronouncement
----------------------------

In June 1998, SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities, " was issued and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as it applies to the Company, requires the impact of fluctuations in interest rates on hedging instruments to be reported in other comprehensive income. The Company uses interest rate swaps to reduce exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by the change in

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of the underlying exposures being hedged. The Company will adopt SFAS No. 133 effective January 1, 2001. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

Also, in December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to revenue recognition for certain transactions. The Company is in the process of analyzing the impact of SAB No. 101 on its Consolidated Financial Statements and related disclosures.

NOTE B - ACQUISITIONS AND INVESTMENTS

Effective January 1, 2000, the Company acquired the remaining 36% minority interest in its Austral-Asian joint venture, Davidson & Associates. Also effective January 1, 2000, the Company acquired the outstanding stock of Career Development Group, Inc., a career transition firm based in Appleton, Wisconsin, for a combination of cash and future defined contingent payments. The purchase price for these acquisitions totaled approximately $6,036,000, which exceeds the fair value of the assets acquired by $4,992,000. The purchase price allocations for these acquisitions are based upon information available at this time and are subject to change. These acquisitions have been accounted for using the purchase method. In connection with the acquisition of the remaining minority interest in Davidson & Associates, the Company borrowed $4,900,000 under its Credit Agreement.

In addition, as of January 1, 2000, the Company purchased the remaining 49% minority interest in its U.S. joint venture, TEAMS, Inc., a technology-based assessment firm located in Tempe, Arizona.

On a year-to-date basis through March 31, 2000, the Company paid approximately $2,995,000 in earnout payments related to acquisitions made in prior years. The total net cash paid for acquisitions on the cash flow statement includes an installment payment and miscellaneous adjustments made for prior acquisitions.

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - DEBT AND OTHER OBLIGATIONS

As of March 31, 2000, total borrowings under the Company's Credit Agreement amounted to $34,900,000. This includes the $4,900,000 borrowing bearing interest at a three month LIBOR rate for the acquisition of the remaining minority interest in Davidson & Associates (See Note B). This also includes a floating rate borrowing totaling $14,900,000 of which $8,000,000 was borrowed during the first quarter 2000 to fund incentives and earnout payments. The interest rate on this floating rate borrowing approximated 7.17% at March 31, 2000.

As of March 31, 2000, the Company had entered into five fixed interest rate swap agreements ("Swap Agreements") with an aggregate notional principal of $15,100,000 with scheduled quarterly reductions of notional principal over three to five years. The fixed interest rates under these Swap Agreements range from 5.79% to 7.10% at March 31, 2000. The purpose of these Swap Agreements is to fix interest rates on variable rate debt and reduce exposure to interest rate fluctuations. Under these Swap Agreements, the Company pays its lenders interest at a weighted average fixed rate of 6.83% and its lenders are paying the Company interest at a weighted average variable rate of 6.78% at March 31, 2000. The notional amounts do not represent amounts exchanged by the parties and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The weighted average variable rates are subject to change over time as LIBOR fluctuates.

At March 31, 2000, the Company has no exposure to credit loss on these interest rate swaps. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The Company has made adjustments to interest expense for the net cash paid or received on interest rate swap agreements. The impact of the above interest rate swap agreements on interest expense has been immaterial to date.

NOTE D - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for March 31, 2000 and 1999 are detailed below.

                                           For the three months
                                           ended March 31, 2000
                                           --------------------
                                 Income           Shares            EPS
                                 ------           ------            ---
     Basic EPS:
     Net income               $2,330,000         6,028,000        $   0.39
                                                                  ========
     Impact of options               ---            10,000
                              ----------        ----------

     Diluted EPS:
     Net income               $2,330,000         6,038,000        $   0.39
                              ==========        ==========        ========

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - EARNINGS PER SHARE (Continued)

                                          For the three months
                                          ended March 31, 1999
                                          --------------------
                                Income            Shares            EPS
                                ------            ------            ---
     Basic EPS:
     Net income               $2,481,000         6,711,000        $   0.37
                                                                  ========
     Impact of options                --            99,000
                              ----------        ----------

     Diluted EPS:
     Net income               $2,481,000         6,810,000        $   0.36
                              ==========        ==========        ========

For the three months ended March 31, 2000, outstanding options to purchase 1,089,812 shares of Company Common Shares at option exercise prices ranging from $12.00 to $24.33 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Shares.

NOTE E - SEGMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," provides standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company's operations are segregated into two lines of business: career transition and human resources (including career management) consulting ("consulting"). The Company operates these lines of business across the geographic areas of the United States, Canada, Europe and Austral-Asia. These operations offer different services and require different marketing strategies. Career transition offers support for organizations separating employees, including assistance in handling the initial difficulties of termination, identifying continuing career goals and options, and aiding in developing skills for the search for a new job. Consulting offers help to companies with building competencies, organizational change, leadership development, employee communications and talent management. With more than 200 service locations worldwide, the Company manages operations by geographic segments to enhance global growth and establish major accounts with global clients. The Company primarily delivers its services to mid-size and large companies, with no concentration in specific companies or industries.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - SEGMENTS (Continued)

Summarized operations of each of the Company's geographic segments in the aggregate as of March 31, 2000 and 1999 and for the three months then ended are as follows:

                                                             (Dollars in Thousands)
March 31, 2000                       United States   Canada          Europe          Austral-Asia    Consolidated
--------------                       -------------   --------        --------        ------------    ------------
Identifiable assets                  $ 92,817        $ 12,350        $ 15,009        $  6,574        $126,750
                                     ========        ========        ========        ========        ========

March 31, 1999
--------------
Identifiable assets                    85,850           6,563          16,977           5,780         115,170
                                     ========        ========        ========        ========        ========

For the three months ended
March 31, 2000
--------------
Revenue                                34,717           4,349           4,612           3,854          47,532
                                     ========        ========        ========        ========        ========

Operating income (1)                    2,506           1,278             168             814           4,766
                                     ========        ========        ========        ========        ========

Depreciation and amortization           2,663              95             111             212           3,081
                                     ========        ========        ========        ========        ========

Capital expenditures                      963              77             224              35           1,299
                                     ========        ========        ========        ========        ========


For the three months ended
March 31, 1999
--------------
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
                                     ========        ========        ========        ========        ========

(1) The operating income reported for the United States segment includes total general sales and administration and depreciation and amortization expenses ("G & A expenses") reported on the Condensed Consolidated Statements of Income.

Revenues and expenses of the Company's lines of business for the Company offices, excluding the total general sales and administration and depreciation and amortization expenses ("G & A expenses") and Affiliate royalties, are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Revenue and Company office operating income for each of the Company's lines of business in the aggregate for the three months ended March 31, 2000 and 1999 are as follows:

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - SEGMENTS (Continued)

                                   For the three months
                                       ended March 31,
                                       ---------------
                             Career
                           Transition     Consulting      Consolidated
                           ----------     ----------      ------------
2000
----
Company office
     revenue                 $39,905        $ 6,595        $46,500
                             =======        =======        =======

Company office
     operating income        $ 8,894        $   353        $ 9,247
                             =======        =======        =======

1999
----
Company office
     revenue                 $41,712        $ 6,935        $48,647
                             =======        =======        =======

Company office
     operating income        $ 8,691        $   479        $ 9,170
                             =======        =======        =======


NOTE F - SUBSEQUENT EVENTS

Effective April 1, 2000, the Company acquired certain assets of Career Directions, Inc. ("Career Directions"), a firm specializing in career and talent management consulting services, for a combination of cash and future defined contingent payments. Based in Chicago, Illinois, Career Directions operates both nationally and internationally. The cash paid for this acquisition approximated $400,000 and will be accounted for using the purchase method.

In addition, subsequent to March 31, 2000, the Company's Board of Directors (the "Board") expanded the stock repurchase program, authorizing the Company to repurchase an additional 10% of its then outstanding Common Shares, or 605,013 shares. Under the stock repurchase program, which was initiated in March 1997, Company management is authorized to pursue the repurchase program in open market transactions from time-to-time, depending upon market conditions and other factors. Shares repurchased are held as treasury shares and are available to the Company for any use in various benefit plans and, when authorized by the Board, for other general corporate purposes.

As of April 30, 2000, the Company has repurchased a total of 1,241,600 Common Shares at an aggregate purchase price of approximately $15,576,000, or $12.55 per share, under this stock repurchase program, in addition to the Company's repurchase of 252,952 shares prior to the institution of this program.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three months ended March 31, 2000, revenue generated by Company offices decreased by 4% or $2,147,000 from the corresponding quarter in 1999. This decrease is due to a same office revenue decrease of 9% or $4,185,000, in comparison to record revenues in the same period last year, partly offset by $2,038,000 in incremental revenues from acquisitions consummated after April 1, 1999.

For the three months ended March 31, 2000, revenue generated by Company offices within the career transition line of business decreased by 4% or $1,807,000. This career transition revenue decrease is due to a same office revenue decrease of 8% or $3,426,000, partly offset by $1,619,000 in incremental revenues from acquisitions. The same office revenue decrease within the career transition line of business was primarily experienced in the United States and in Europe.

For the three months ended March 31, 2000, revenue generated by Company offices within the consulting line of business decreased by 5% or $340,000. This decrease in consulting revenue is due to a same office decrease of 11% or $759,000, partly offset by $419,000 in incremental revenues from acquisitions. The same office revenue decrease within the consulting line of business was primarily attributable to TEAMS, Inc. and operations in Europe.

For the three months ended March 31, 2000, Affiliate royalties decreased 20% or $260,000 from the corresponding period in 1999, reflecting a lower volume of business experienced by the Company's Affiliates during the first quarter 2000.

For the three months ended March 31, 2000, total Company office expenses decreased 6% or $2,224,000 from the corresponding quarter in 1999. This decrease is due to a decrease in incentives, salaries for delivery personnel, career center staffing, and rent, partly offset by $1,794,000 in incremental costs from acquisitions consummated subsequent to the first quarter 1999.

Year-to-date aggregate Company office margins were 20% and 19% for the first quarter 2000 and 1999, respectively. This increase in margin is attributable to the previously mentioned decrease in incentive compensation expense and a decrease of $2,168,000 in other same office field costs.

For the three months ended March 31, 2000, G & A expenses decreased by 7% or $423,000 from the first quarter 1999. This decrease is due primarily to a decrease in incentives, currency translation expense and administrative salaries and payroll taxes, offset by an increase in charges for amortization and consulting services. G & A expenses as a percentage of total revenue was approximately 12% for both the three-month periods ended March 31, 2000 and 1999.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

The recorded loss from the equity in earnings from Way Station, Inc., the Company's joint venture in Japan of which it owns a 20% interest, is primarily due to office expansion costs resulting from Way Station's strategic position to take advantage of the growing demand for its services.

The Company's effective tax rates for the three-month periods ended March 31, 2000 and 1999 were both approximately 43%.

Capital Resources and Liquidity
-------------------------------

At March 31, 2000 and December 31, 1999, the Company had cash and cash equivalents of $5,851,000 and $11,187,000, respectively. At March 31, 2000 and December 31, 1999, the Company had working capital of $16,390,000 and $9,111,000, respectively.

Net cash utilized for operating activities amounted to $5,618,000 and $6,301,000 for the three months ended March 31, 2000 and 1999, respectively. The cash outflow during the first quarter in both 2000 and 1999 is primarily a result of incentive compensation payments related to the Company exceeding revenue and operating income targets for 1999 and 1998, respectively.

Net cash utilized for investing activities amounted to $11,206,000 and $7,596,000 for the three months ended March 31, 2000 and 1999, respectively. This change in cash is primarily the result of the Company acquiring the remaining equity interest in Davidson & Associates, as well as payments for earnouts related to acquisitions made in prior years (See Note B to the Condensed Consolidated Financial Statements). Additionally, the Company continues to purchase equipment and technology to meet the needs of its expanding operations and to enhance its operating efficiency.

Net cash provided by financing activities amounted to $11,488,000 and $3,984,000 for the three months ended March 31, 2000 and 1999, respectively. The net cash inflow for 2000 was primarily the result of the $12,900,000 borrowing made to complete the acquisition of the remaining equity interest in Davidson & Associates and to fund the payments of incentives and earnouts (See Note B to the Condensed Consolidated Financial Statements), partly offset by repayments on the Company's borrowings.

Under its revolving credit facility, the Company has a $40,000,000 borrowing capacity. The Company had approximately $6,125,000 available under the revolving credit facility at April 30, 2000. The Company anticipates expanding this credit facility in the second quarter 2000 by an additional $20,000,000 to an aggregate of $60,000,000 borrowing capacity. The Company plans to utilize the credit facility in the financing of future acquisitions as they arise and for other general corporate purposes.

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

Impact of Recently Issued Accounting Standards
----------------------------------------------

In June 1998, SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities, " was issued and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as it applies to the Company, requires the impact of fluctuations in interest rates on hedging instruments to be reported in other comprehensive income. The Company uses interest rate swaps to reduce exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by the change in value of the underlying exposures being hedged. The Company will adopt SFAS No. 133 effective January 1, 2001. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

Also, in December 1999 the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to revenue recognition for certain transactions. The Company is in the process of analyzing the impact of SAB No. 101 on its Consolidated Financial Statements and related disclosures.

Forward Looking Statements
--------------------------

Statements included in this Report on Form 10-Q, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and hereby are identified as "forward looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements including without limitation those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, and discussions concerning the planned increase in the Company's borrowing capacity are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors identified from time to time in the Company's reports filed with the SEC. The Company hereby incorporates by reference the discussion concerning forward looking statements set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC, as well as the risk factors identified within the same Annual Report on Form 10-K. Readers of this Report are cautioned not to place undue reliance upon these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward looking statements or reflect events or circumstances after the date hereof.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Quantitative and Qualitative Disclosures About Market Risks
-----------------------------------------------------------

The Company believes that its interest risk associated with the Swap Agreements (See Note C to the Condensed Consolidated Financial Statements) would not have a material impact on the financial position, the results of operations and cash flows of the Company. Furthermore, the Company has international operations and does not anticipate any material currency risk to its business or financial condition resulting from currency fluctuations.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the three months ended March 31, 2000.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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

RIGHT MANAGEMENT CONSULTANTS, INC.

     BY:/S/ RICHARD J. PINOLA                                   May 15, 2000
       ------------------------                                 ------------
     Richard J. Pinola                                               Date
     Chairman of the Board and Chief Executive Officer

     BY :/S/ CHARLES J. MALLON                                  May 15, 2000
       ------------------------                                 ------------
     Charles J. Mallon                                               Date
     Chief Financial Officer and
     Principal Accounting Officer