Form 10-Q
period 2000-06-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 2000-08-14
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 2000
                                       -------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------


                         Commission File Number 0-15539
                                                -------

                       RIGHT MANAGEMENT CONSULTANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    23-2153729
     --------------------------------                    ------------------
     (State of other jurisdiction of                     (IRS Employer
      incorporation of organization)                     Identification No.)


     1818 Market Street, Philadelphia, Pennsylvania      19103
     ----------------------------------------------      -----------
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

           Yes     X                        No
                -------                        --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2000:

     Common Stock, $0.01 par value                        6,060,393
     -----------------------------                  --------------------
               Class                                  Number of Shares

                                     Right Management Consultants, Inc.
                                   Condensed Consolidated Balance Sheets
                                  (Dollars in Thousands Except Share Data)

                                                                                 June 30,       December 31,
                                                                                   2000             1999
                                                                                   ----             ----
                                                                               (Unaudited)
                                     Assets

Current Assets:
Cash and cash equivalents                                                       $   8,270         $  11,187
Accounts receivable, trade, net of allowance for doubtful accounts
    of $1,645 and $1,467 in 2000 and 1999, respectively                            33,096            34,042
Royalties and fees receivable from Affiliates                                       2,902             2,831
Other current assets                                                                4,438             4,392
                                                                                ---------         ---------
       Total current assets                                                        48,706            52,452

Property and equipment, net of accumulated depreciation of $33,174
   and $28,487 in 2000 and 1999, respectively                                      17,475            18,488

Intangible assets, net of accumulated amortization of $13,605 and
    $11,524 in 2000 and 1999, respectively                                         51,865            43,730
Equity investment in joint venture                                                  2,329             2,130
Other noncurrent assets                                                             3,044             3,792
                                                                                ---------         ---------
       Total Assets                                                             $ 123,419         $ 120,592
                                                                                =========         =========




                      Liabilities and Shareholders' Equity


Current Liabilities:
Current portion of long-term debt and other obligations                         $   5,119         $   6,008
Accounts and commissions payable                                                    7,111             9,591
Accrued incentive compensation and benefits                                         4,539            12,341
Other accrued expenses                                                              5,894             7,337
Deferred income                                                                     7,604             8,064
                                                                                ---------         ---------
       Total current liabilities                                                   30,267            43,341
                                                                                ---------         ---------

Long-term debt and other obligations                                               29,132            18,279
                                                                                ---------         ---------

Deferred compensation and retirement benefits                                       4,466             1,991
                                                                                ---------         ---------

Minority interest in subsidiaries                                                      --               999
                                                                                ---------         ---------

Shareholders' Equity:
Preferred stock, no par value; 1,000,000 shares authorized; no
    shares issued or outstanding                                                       --                --
Common stock, $.01 par value; 20,000,000 shares authorized;
    7,544,677 and 7,512,193 shares issued in 2000 and 1999, respectively               75                75
Additional paid-in capital                                                         19,617            19,340
Retained earnings                                                                  57,931            53,598
Accumulated other comprehensive income                                             (1,976)             (938)
                                                                                ---------         ---------
                                                                                   75,647            72,075
Less treasury stock, at cost, 1,494,552 shares                                    (16,093)          (16,093)
                                                                                ---------         ---------
       Total shareholders' equity                                                  59,554            55,982
                                                                                ---------         ---------
       Total Liabilities and Shareholders' Equity                               $ 123,419         $ 120,592
                                                                                =========         =========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         Right Management Consultants, Inc.
                    Condensed Consolidated Statements of Income
          (Dollars and Shares in Thousands Except Earnings per Share Data)

                                     (Unaudited)


                                                           Three Months Ended June 30,

                                                               2000           1999
                                                             -------        -------
Revenue:
Company office revenue                                       $42,600        $40,709
Affiliate royalties                                            1,093            942
                                                             -------        -------

Total revenue                                                 43,693         41,651
                                                             -------        -------

Expenses:
Consultants' compensation                                     15,718         16,430
Office sales and consulting support                            2,885          2,829
Office depreciation                                            1,371          1,266
Office administration                                         14,212         13,351
General sales and administration                               4,148          2,871
Depreciation and amortization                                  1,646          1,186
                                                             -------        -------

Total expenses                                                39,980         37,933
                                                             -------        -------

Income from operations                                         3,713          3,718

Net interest expense                                             602            150
                                                             -------        -------

Income before income taxes                                     3,111          3,568

Provision for income taxes                                     1,349          1,517

Minority interest in net income of subsidiary                     --            104

Equity in earnings of minority-owned subsidiary                  241            140
                                                             -------        -------

Net income                                                   $ 2,003        $ 2,087
                                                             =======        =======

Basic earnings per share                                     $  0.33        $  0.31
                                                             =======        =======

Diluted earnings per share                                   $  0.33        $  0.31
                                                             =======        =======

Basic weighted average number of shares outstanding            6,048          6,641
                                                             =======        =======

Diluted weighted average number of shares outstanding          6,049          6,757
                                                             =======        =======

                The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                         Right Management Consultants, Inc.
                    Condensed Consolidated Statements of Income
          (Dollars and Shares in Thousands Except Earnings per Share Data)

                                     (Unaudited)


                                                             Six Months Ended June 30,

                                                               2000           1999
                                                             -------        -------
Revenue:
Company office revenue                                       $89,100        $89,356
Affiliate royalties                                            2,125          2,234
                                                             -------        -------

Total revenue                                                 91,225         91,590
                                                             -------        -------

Expenses:
Consultants' compensation                                     34,073         36,114
Office sales and consulting support                            5,892          6,451
Office depreciation                                            2,837          2,426
Office administration                                         28,637         28,362
General sales and administration                               8,046          7,685
Depreciation and amortization                                  3,261          2,308
                                                             -------        -------

Total expenses                                                82,746         83,346
                                                             -------        -------

Income from operations                                         8,479          8,244

Net interest expense                                           1,047            195
                                                             -------        -------

Income before income taxes                                     7,432          8,049

Provision for income taxes                                     3,199          3,463

Minority interest in net income of subsidiary                     --            158

Equity in earnings of minority-owned subsidiary                  100            140
                                                             -------        -------

Net income                                                   $ 4,333        $ 4,568
                                                             =======        =======

Basic earnings per share                                     $  0.72        $  0.68
                                                             =======        =======

Diluted earnings per share                                   $  0.72        $  0.67
                                                             =======        =======

Basic weighted average number of shares outstanding            6,038          6,676
                                                             =======        =======

Diluted weighted average number of shares outstanding          6,043          6,782
                                                             =======        =======

                The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                            Right Management Consultants, Inc.
                     Condensed Consolidated Statements of Cash Flows
                                  (Dollars in Thousands)

                                        (Unaudited)

                                                                 Six Months Ended June 30,

                                                                  2000             1999
                                                                --------         --------
Operating Activities:
  Net income                                                    $  4,333         $  4,568
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                6,098            4,734
      Deferred income taxes                                          (10)            (268)
      Minority interest in net income of subsidiary                   --              158
      Provision for doubtful accounts                                363              265
      Equity in earnings of unconsolidated joint venture            (100)            (140)
      Other non-cash items                                            63              377
      Changes in operating accounts:
           Decrease in operating assets                            1,987            5,081
          (Decrease) in operating liabilities                    (12,131)         (13,933)
                                                                --------         --------

  Net cash provided by operating activities                          603              842
                                                                --------         --------

Investing Activities:
  Purchase of property and equipment                              (3,136)          (4,668)
  Equity Investment                                                   --           (1,680)
  Net cash paid for acquisitions and earnouts                     (9,912)          (6,370)
  Increase in cash surrender value of
   company-owned life insurance                                     (467)              --
  Capital contribution to joint venture                              (99)              --
                                                                --------         --------

  Net cash utilized for investing activities                     (13,614)         (12,718)
                                                                --------         --------

Financing Activities:
  Borrowings                                                      12,923            5,529
  Payment of long-term debt and other obligations                 (3,106)          (2,661)
  Tax benefit from the exercise of stock options                      --               66
  Repurchase of Common Stock                                          --           (1,682)
  Proceeds from stock issuances                                      277              776
                                                                --------         --------

  Net cash provided by financing activities                       10,094            2,028
                                                                --------         --------

Decrease in cash and cash equivalents                             (2,917)          (9,848)

Cash and cash equivalents, beginning of period                    11,187           20,800
                                                                --------         --------

Cash and cash equivalents, end of period                        $  8,270         $ 10,952
                                                                ========         ========



Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                   $  1,099         $    599
                                                                ========         ========

     Income taxes                                               $  3,354         $  4,033
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

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

Comprehensive Income
--------------------

Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation adjustments. The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been provided for on these foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 2000 and 1999 was $1,639,000 and $2,187,000, respectively. Total comprehensive income for the six months ended June 30, 2000 and 1999 was $3,295,000 and $4,627,000, respectively.

New Accounting Pronouncement
----------------------------

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as it applies to the Company, requires the impact of fluctuations in interest rates on hedging instruments to be reported in other comprehensive income. The Company uses interest rate swaps to reduce exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by the change in

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B - ACQUISITIONS AND INVESTMENTS

Effective January 1, 2000, the Company acquired the remaining 36% minority interest in its Austral-Asian joint venture, Davidson & Associates, and the remaining 49% minority interest in its U.S. joint venture, TEAMS, Inc., located in Tempe, Arizona. Also effective January 1, 2000, the Company acquired the outstanding stock of Career Development Group, Inc., a career transition firm based in Appleton, Wisconsin, for a combination of cash and future defined contingent payments. Effective April 1, 2000, the Company acquired certain assets of Career Directions, Inc., a firm based in Chicago, Illinois, specializing in career and talent management consulting services, for a combination of cash and future defined contingent payments. The initial cash purchase price for these acquisitions totaled approximately $6,476,000, which exceeds the fair value of the assets acquired by $5,396,000. The purchase price allocations for these acquisitions are based upon information available at this time and are subject to change. These acquisitions have been accounted for using the purchase method. In connection with the acquisition of the remaining minority interest in Davidson & Associates, the Company borrowed $4,900,000 under its Credit Agreement.

On a year-to-date basis through June 30, 2000, the Company paid approximately $3,154,000 in earnout payments related to acquisitions made in prior years. The total net cash paid for acquisitions on the Condensed Consolidated Statements of Cash Flows includes an installment payment and miscellaneous adjustments made for prior acquisitions.

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - DEBT AND OTHER OBLIGATIONS

As of June 30, 2000, total borrowings under the Company's Credit Agreement amounted to $33,708,000. This includes the $4,900,000 borrowing bearing interest at a three month LIBOR rate for the acquisition of the remaining minority interest in Davidson & Associates (See Note B). This also includes a floating rate borrowing totaling $14,900,000 of which $8,000,000 was borrowed during the first quarter 2000 to fund incentive and earnout payments. The interest rate on this floating rate borrowing was 7.86% at June 30, 2000.

During the second quarter 2000, the Company expanded its credit facility by an additional $20,000,000 to an aggregate of $60,000,000 borrowing capacity. At July 31, 2000, the Company had approximately $26,292,000 available under this revolving credit facility. The Company plans to utilize the credit facility in the financing of future acquisitions as they arise and for other general corporate purposes.

As of June 30, 2000, the Company had entered into five fixed interest rate swap agreements ("Swap Agreements") with an aggregate notional principal of $13,908,000 with scheduled quarterly reductions of notional principal over three to five years. The fixed interest rates under these Swap Agreements range from 5.79% to 7.10%. The purpose of these Swap Agreements is to fix interest rates on variable rate debt and reduce exposure to interest rate fluctuations. Under these Swap Agreements, the Company pays its lenders interest at a weighted average fixed rate of 6.83% and its lenders pay the Company interest at a weighted average variable rate of 7.04% at June 30, 2000. The notional amounts do not represent amounts exchanged by the parties and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The weighted average variable rates are subject to change over time as LIBOR fluctuates.

At June 30, 2000, the Company has no exposure to credit loss on these interest rate swaps. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The Company has made adjustments to interest expense for the net cash paid or received on interest rate swap agreements. The impact of the above interest rate swap agreements on interest expense has been immaterial to date.

Subsequent to June 30, 2000, the Company entered into a new fixed interest rate swap agreement with an aggregate notional principal of $30,000,000 and an effective date of August 15, 2000. The five Swap Agreements discussed above, were either matured or terminated as a result of this new swap agreement.

NOTE D - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for June 30, 2000 and 1999 are detailed below.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - EARNINGS PER SHARE (Continued)

                                            For the three months                       For the six months
                                             ended June 30, 2000                       ended June 30, 2000
                                             -------------------                       -------------------
                                     Income         Shares          EPS          Income         Shares         EPS
                                     ------         ------          ---          ------         ------         ---
         Basic EPS:
         Net income                $2,003,000      6,048,000     $   0.33      $4,333,000      6,038,000     $   0.72
                                                                 ========                                    ========
         Impact of options                ---          1,000                          ---          5,000
                                   ----------     ----------                   ----------     ----------
         Diluted EPS:
         Net income                $2,003,000      6,049,000     $   0.33      $4,333,000      6,043,000     $   0.72
                                   ==========     ==========     ========      ==========     ==========     ========

                                             For the three months                       For the six months
                                              ended June 30, 1999                       ended June 30, 1999
                                              -------------------                       -------------------
                                     Income         Shares          EPS          Income         Shares          EPS
                                     ------         ------          ---          ------         ------          ---
         Basic EPS:
         Net income                $2,087,000      6,641,000     $   0.31      $4,568,000      6,676,000     $   0.68
                                                                 ========                                    ========
         Impact of options                ---        116,000                          ---        106,000
                                   ----------     ----------                   ----------     ----------
         Diluted EPS:
         Net income                $2,087,000      6,757,000     $   0.31      $4,568,000      6,782,000     $   0.67
                                   ==========     ==========     ========      ==========     ==========     ========

For the three months ended June 30, 2000, outstanding options to purchase 1,324,062 shares of Company Common Shares at option exercise prices ranging from $11.00 to $24.33 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Shares. For the six months ended June 30, 2000, outstanding options to purchase 1,127,312 shares of Company Common Shares at option exercise prices ranging from $11.50 to $24.33 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Shares.

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

Summarized operations of each of the Company's geographic segments in the aggregate as of June 30, 2000 and 1999 and for the three and six months then ended are as follows:

                                                      (Dollars in Thousands)
June 30, 2000                United States       Canada       Europe     Austral-Asia     Consolidated
-------------                -------------       ------       ------     ------------     ------------
Identifiable assets               $ 91,841     $ 10,798     $ 14,534         $  6,246         $123,419
                                  ========     ========     ========         ========         ========

June 30, 1999
-------------
Identifiable assets                 80,165        7,049       16,446            6,265          109,925
                                  ========     ========     ========         ========         ========

For the three months ended
June 30, 2000
-------------
Revenue                             32,657        3,163        4,536            3,337           43,693
                                  ========     ========     ========         ========         ========

Operating income (1)                 2,356          606          130              621            3,713
                                  ========     ========     ========         ========         ========

Depreciation and amortization        2,625           95          107              190            3,017
                                  ========     ========     ========         ========         ========

Capital expenditures                 1,032           35          757               13            1,837
                                  ========     ========     ========         ========         ========


For the three months ended
June 30, 1999
-------------
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - SEGMENTS (Continued)

                                                              (Dollars in Thousands)
For the six months ended
June 30, 2000                  United States         Canada         Europe       Austral-Asia     Consolidated
-------------                  -------------         ------         ------       ------------     ------------
Revenue                              $67,374        $ 7,512        $ 9,148            $ 7,191          $91,225
                                     =======        =======        =======            =======          =======

Operating income (1)                   4,862          1,884            298              1,435            8,479
                                     =======        =======        =======            =======          =======

Depreciation and amortization          5,288            190            218                402            6,098
                                     =======        =======        =======            =======          =======

Capital expenditures                   1,995            112            981                 48            3,136
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

Revenues and expenses of the Company's lines of business for the Company offices, excluding the total general sales and administration and depreciation and amortization expenses ("G & A expenses") and Affiliate royalties, are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Revenue and Company office operating income for each of the Company's lines of business in the aggregate for the three and six months ended June 30, 2000 and 1999 are as follows:

                                    (Dollars in Thousands)                        (Dollars in Thousands)
                                     For the three months                           For the six months
                                         ended June 30,                               ended June 30,
                                         --------------                               --------------
                             Career                                      Career
                             Transition   Consulting    Consolidated     Transition     Consulting    Consolidated
                             ----------   ----------    ------------     ----------     ----------    ------------
2000
Company office
     revenue                 $34,303        $ 8,297        $42,600        $74,208        $14,892        $89,100
                             =======        =======        =======        =======        =======        =======

Company office
     operating income          6,189          2,225          8,414         15,083          2,578         17,661
                             =======        =======        =======        =======        =======        =======

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - SEGMENTS (Continued)

                                    (Dollars in Thousands)                     (Dollars in Thousands)
                                     For the three months                        For the six months
                                        ended June 30,                             ended June 30,
                                        --------------                             --------------
                            Career                                      Career
                            Transition    Consulting    Consolidated    Transition   Consulting  Consolidated
                            ----------    ----------    ------------    ----------   ----------  ------------
1999
Company office
     revenue                 $34,708        $ 6,001        $40,709        $76,420        $12,936        $89,356
                             =======        =======        =======        =======        =======        =======

Company office
     operating income          6,562            271          6,833         15,253            750         16,003
                             =======        =======        =======        =======        =======        =======


NOTE F - SUBSEQUENT EVENTS

During July, the Company entered into three letters of intent to acquire three separate businesses, as follows: Sinova International Holding A/S, an organizational development and human resource consulting practice headquartered in Copenhagen, Denmark, and serving Denmark, Sweden and Norway; Irwin & Browning, an organizational development and human resource consulting practice headquartered in Atlanta, Georgia, serving clients throughout the United States; and Saad-Fellipelli/Coaching, a Brazilian career transition and human resource consulting practice headquartered in Sao Paulo, Brazil. The Saad-Fellipelli/Coaching transaction is structured as a joint venture in which the Company will initially acquire a 51% equity interest. These acquisitions are subject to documentation, due diligence and completion. The aggregate purchase price for these acquisitions is approximately $15 million, plus earnout payments. A portion of the Sinova purchase price will be paid by Common Shares of the Company. These acquisitions will be accounted for using the purchase method.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three months ended June 30, 2000, revenue generated by Company offices increased by 5% or $1,891,000 from the corresponding quarter in 1999. This increase is due to $2,346,000 in incremental revenues from acquisitions consummated after July 1, 1999, partly offset by a same office revenue decrease of 1% or $455,000.

For the three months ended June 30, 2000, revenue generated by Company offices within the career transition line of business decreased by 1% or $405,000. This career transition revenue decrease is due to a same office revenue decrease of 5% or $1,860,000, partly offset by $1,455,000 in incremental revenues from acquisitions. The same office revenue decrease within the career transition line of business was primarily experienced in the western United States and in continental Europe.

For the three months ended June 30, 2000, revenue generated by Company offices within the consulting line of business increased by 38% or $2,296,000. This increase in consulting revenue is due to a same office increase of 23% or $1,405,000, in addition to $891,000 in incremental revenues from acquisitions. The same office revenue increase within the consulting line of business was primarily experienced throughout North America.

For the six months ended June 30, 2000, revenue generated by Company offices remained level with revenues from the corresponding period in 1999. Incremental revenues from acquisitions consummated subsequent to the second quarter 1999 totaled $4,384,000, and were offset by a same office revenue decrease of 5% or $4,640,000 for the six months ended June 30, 2000, as compared to the corresponding period in the prior year.

For the three months ended June 30, 2000, Affiliate royalties increased 16% or $151,000 from the corresponding period in 1999, reflecting a higher volume of business experienced by the Company's Affiliates during the second quarter 2000. For the six months ended June 30, 2000, Affiliate royalties decreased 5% or $109,000 from the corresponding period in 1999.

For the three months ended June 30, 2000, total Company office expenses increased 1% or $310,000 from the corresponding quarter in 1999. This increase is due to $1,936,000 in incremental costs from acquisitions consummated subsequent to the second quarter 1999, partly offset by a decrease in incentives, salaries for delivery personnel, adjunct costs, and career center staffing costs.

For the six months ended June 30, 2000, total Company office expenses decreased 3% or $1,914,000 from the corresponding period in 1999. This decrease is primarily due to a decrease in incentives, partly offset by $3,730,000 in incremental costs from acquisitions consummated subsequent to the second quarter 1999.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Aggregate Company office margins for the three and six months ended June 30, 2000 were 20%, compared to 17% for the second quarter 1999 and 18% for the six months ended June 30, 1999. This increase in margin in the second quarter 2000 is primarily attributable to the previously mentioned increase in same office revenue for the consulting line of business. In addition to a decrease in incentives, a decrease of $1,073,000 and $3,242,000 in same office costs for the three months and six months ended June 30, 2000, respectively, is attributable to the higher margins in the current year.

For the three months ended June 30, 2000, G & A expenses increased by 43% or $1,737,000 from the second quarter 1999. This increase is due primarily to an increase in incentives, amortization expense, consulting services, and professional fees. G & A expenses as a percentage of total revenues were approximately 13% for the second quarter 2000 versus 10% for the second quarter 1999.

For the six months ended June 30, 2000, G & A expenses increased by 13% or $1,314,000 from the corresponding period in 1999. This increase is due primarily to an increase in amortization expense and consulting services, offset by a decrease in incentives and currency translation expense. G & A expenses as a percentage of total revenues were approximately 12% for year-to-date 2000 versus 11% for year-to-date 1999.

The Company's effective tax rates for the three and six months ended June 30, 2000 and 1999 remained consistent at approximately 43%.

Capital Resources and Liquidity
-------------------------------

At June 30, 2000 and December 31, 1999, the Company had cash and cash equivalents of $8,270,000 and $11,187,000, respectively. At June 30, 2000 and December 31, 1999, the Company had working capital of $18,439,000 and $9,111,000, respectively.

Net cash utilized for investing activities amounted to $13,614,000 and $12,718,000 for the six months ended June 30, 2000 and 1999, respectively. This change in cash is primarily the result of the Company acquiring the remaining equity interest in Davidson & Associates, as well as payments for earnouts related to acquisitions made in prior years (See Note B to the Condensed Consolidated Financial Statements). Additionally, the Company continues to purchase equipment and technology to meet the needs of its expanding operations and to enhance its operating efficiency.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Net cash provided by financing activities amounted to $10,094,000 and $2,028,000 for the six months ended June 30, 2000 and 1999, respectively. The net cash inflow for 2000 was primarily the result of the $12,900,000 borrowing made to complete the acquisition of the remaining equity interest in Davidson & Associates and to fund the payments of incentives and earnouts (See Notes B and C to the Condensed Consolidated Financial Statements), partly offset by repayments of $3,100,000 on the Company's borrowings.

During the second quarter 2000, the Company expanded its credit facility by an additional $20,000,000 to an aggregate of $60,000,000 borrowing capacity. At July 31, 2000, the Company had approximately $26,292,000 available under this revolving credit facility. The Company plans to utilize the credit facility in the financing of future acquisitions as they arise and for other general corporate purposes.

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

                           PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 were not applicable in the six months ended June 30, 2000.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The 2000 Annual Meeting of Shareholders of the Company was held on May 4, 2000.

          At this meeting, the shareholders voted on the following two items: 1. The election of eleven directors to hold office until the Annual Meeting of Shareholders in 2001 and until their respective successors are duly elected and qualified. 2. A proposal to ratify the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year.

          Votes were cast for the election of directors as follows, each of whom continued in office after the meeting:

          Nominee                    Votes For               Votes Withheld
          -------                    ---------               --------------
          Frank P. Louchheim         5,421,070                    60,620
          Richard J. Pinola          4,923,042                   558,648
          Joseph T. Smith            5,426,208                    55,482
          John J. Gavin              5,423,032                    58,658
          Larry A. Evans             4,916,426                   565,264
          John R. Bourbeau           5,425,958                    55,732
          Raymond B. Langton         5,423,636                    58,054
          Rebecca J. Maddox          5,423,536                    58,154
          Catherine Y. Selleck       5,422,932                    58,758
          Marti D. Smye              5,419,538                    62,152
          Frederick R. Davidson      4,920,985                   560,705

         The ratification of the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year was approved as follows:

         Votes For      Votes Against      Abstentions       Broker Non-votes
         ---------      -------------      -----------       ----------------
         5,426,191              6,674          32,681                16,144

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

RIGHT MANAGEMENT CONSULTANTS, INC.

        BY:/S/ RICHARD J. PINOLA                    August 14, 2000
          ------------------------                  ---------------
          Richard J. Pinola                               Date
          Chairman of the Board and
          Chief Executive Officer

        BY :/S/ CHARLES J. MALLON                   August 14, 2000
          ------------------------                  ---------------
          Charles J. Mallon                               Date
          Chief Financial Officer and
          Principal Accounting Officer