Form 10-Q
period 2000-09-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 2000-11-14
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2000
                                        -----------------------------------

                                            OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------


                         Commission File Number 0-15539
                                                --------

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                    23-2153729
         ---------------------------------              ------------------
         (State of other jurisdiction of                  (IRS Employer
          incorporation of organization)                Identification No.)


         1818 Market Street, Philadelphia, Pennsylvania          19103
         ----------------------------------------------       -----------
            (Address of principal executive offices)          (Zip Code)

         Registrant's telephone number, including area code:  (215) 988-1588

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes       X                        No
                          ---------------                   ---------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2000:

         Common Stock, $0.01 par value                         6,248,429
         -----------------------------                   ----------------------
                      Class                                   Number of Shares

                                     Right Management Consultants, Inc.
                                    Condensed Consolidated Balance Sheets
                                  (Dollars in Thousands Except Share Data)
                                                 (Unaudited)

                                                                                 September 30,     December 31,
                                                                                    2000              1999
                                                                                    ----              ----
                                                   Assets
Current Assets:
Cash and cash equivalents                                                        $   7,200        $  11,187
Accounts receivable, trade, net of allowance for doubtful accounts
    of $1,571 and $1,467 in 2000 and 1999, respectively                             33,746           34,042
Royalties and fees receivable from Affiliates                                        3,827            2,831
Other current assets                                                                 4,633            4,392
                                                                       ------------------------------------
       Total current assets                                                         49,406           52,452

Property and equipment, net of accumulated depreciation of $33,627
   and $28,487 in 2000 and 1999, respectively                                       18,695           18,488

Intangible assets, net of accumulated amortization of $14,778 and
    $11,524 in 2000 and 1999, respectively                                          64,166           43,730
Equity investment in joint venture                                                   2,280            2,130
Other noncurrent assets                                                              3,419            3,792
                                                                       ------------------------------------
       Total Assets                                                              $ 137,966        $ 120,592
                                                                       ====================================




                                    Liabilities and Shareholders' Equity


Current Liabilities:
Current portion of long-term debt and other obligations                          $      77        $   6,008
Accounts and commissions payable                                                     6,584            9,591
Accrued incentive compensation and benefits                                          4,848           12,341
Other accrued expenses                                                               8,352            7,337
Deferred income                                                                      6,974            8,064
                                                                       ------------------------------------
       Total current liabilities                                                    26,835           43,341
                                                                       ------------------------------------

Long-term debt and other obligations                                                44,538           18,279
                                                                       ------------------------------------

Deferred compensation and retirement benefits                                        4,598            1,991
                                                                       ------------------------------------

Minority interest in subsidiary                                                       --                999
                                                                       ------------------------------------

Commitments and Contingent Liabilities
Shareholders' Equity:
Preferred stock, no par value; 1,000,000 shares authorized; no
    shares issued or outstanding                                                      --               --
Common stock, $.01 par value; 20,000,000 shares authorized;
    7,554,945 and 7,512,193 shares issued in 2000 and 1999, respectively                76               75
Additional paid-in capital                                                          19,709           19,340
Retained earnings                                                                   59,145           53,598
Accumulated other comprehensive income                                              (3,209)            (938)
                                                                       ------------------------------------
                                                                                    75,721           72,075
Less treasury stock, at cost, 1,277,652 and 1,494,552 shares in
    2000 and 1999, respectively                                                    (13,726)         (16,093)
                                                                       ------------------------------------
       Total shareholders' equity                                                   61,995           55,982
                                                                       ------------------------------------
       Total Liabilities and Shareholders' Equity                                $ 137,966        $ 120,592
                                                                       ====================================


                  The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                           Right Management Consultants, Inc.
                      Condensed Consolidated Statements of Income
                        (Dollars in Thousands Except Share Data)
                                      (Unaudited)

                                                           Three Months Ended September 30,

                                                              2000             1999
                                                            --------        --------
Revenue:
Company office revenue                                      $ 41,629        $ 41,318
Affiliate royalties                                              922           1,130
                                                           ---------       ---------

Total revenue                                                 42,551          42,448
                                                           ---------       ---------

Expenses:
Consultants' compensation                                     15,894          16,851
Office sales and consulting support                            3,003           3,086
Office depreciation                                            1,603           1,304
Office administration                                         13,903          13,480
General sales and administration                               3,026           3,108
Depreciation and amortization                                  1,724           1,551
                                                           ---------       ---------

Total expenses                                                39,153          39,380
                                                           ---------       ---------

Income from operations                                         3,398           3,068

Net interest expense                                             657             137
                                                           ---------       ---------

Income before income taxes                                     2,741           2,931

Provision for income taxes                                     1,295           1,246

Minority interest in net income of subsidiary                   --                 8

Equity in earnings (losses) of
  unconsolidated joint venture                                   (47)            130
                                                           ---------       ---------

Net income                                                  $  1,399        $  1,807
                                                           =========       =========

Basic earnings per share                                    $   0.23        $   0.28
                                                           =========       =========

Diluted earnings per share                                  $   0.23        $   0.27
                                                           =========       =========

Basic weighted average number of shares outstanding        6,106,282       6,534,731
                                                           =========       =========

Diluted weighted average number of shares outstanding      6,110,161       6,582,717
                                                           =========       =========




                  The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                           Right Management Consultants, Inc.
                      Condensed Consolidated Statements of Income
                        (Dollars in Thousands Except Share Data)
                                      (Unaudited)

                                                        Nine Months Ended September 30,

                                                              2000           1999
                                                            --------       --------
Revenue:
Company office revenue                                      $130,729       $130,674
Affiliate royalties                                            3,047          3,364
                                                           ---------      ---------

Total revenue                                                133,776        134,038
                                                           ---------      ---------

Expenses:
Consultants' compensation                                     49,967         52,965
Office sales and consulting support                            8,895          9,537
Office depreciation                                            4,440          3,730
Office administration                                         42,540         41,844
General sales and administration                              11,072         10,790
Depreciation and amortization                                  4,985          3,859
                                                           ---------      ---------

Total expenses                                               121,899        122,725
                                                           ---------      ---------

Income from operations                                        11,877         11,313

Net interest expense                                           1,704            332
                                                           ---------      ---------

Income before income taxes                                    10,173         10,981

Provision for income taxes                                     4,494          4,710

Minority interest in net income of subsidiary                   --              166

Equity in earnings of unconsolidated joint venture                53            270
                                                           ---------      ---------

Net income                                                  $  5,732       $  6,375
                                                           =========      =========

Basic earnings per share                                    $   0.95       $   0.96
                                                           =========      =========

Diluted earnings per share                                  $   0.94       $   0.95
                                                           =========      =========

Basic weighted average number of shares outstanding        6,060,802      6,628,448
                                                           =========      =========

Diluted weighted average number of shares outstanding      6,072,249      6,708,768
                                                           =========      =========




                  The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                              Right Management Consultants, Inc.
                       Condensed Consolidated Statements of Cash Flows
                                    (Dollars in Thousands)
                                         (Unaudited)

                                                             Nine Months Ended September 30,
                                                                 2000            1999
                                                               --------         -------
Operating Activities:
  Net income                                                   $  5,732        $  6,375
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                               9,425           7,589
      Deferred income taxes                                         (10)           (268)
      Minority interest in net income of subsidiary                --               216
      Provision for doubtful accounts                               483             385
      Equity in earnings of unconsolidated joint venture            (53)           (270)
      Other non-cash items                                         (319)            355
      Changes in operating accounts:
           Decrease in operating assets                           2,829           3,311
          (Decrease) in operating liabilities                   (14,406)         (9,614)
                                                           ------------    ------------

  Net cash provided by operating activities                       3,681           8,079
                                                           ------------    ------------

Investing Activities:
  Purchase of property and equipment                             (5,825)         (6,857)
  Equity Investment                                                --            (1,680)
  Net cash paid for acquisitions and earnouts                   (21,542)        (11,672)
  Increase in cash surrender value of
   company-owned life insurance                                    (467)           --
  Capital contribution to joint venture                             (99)           --
                                                           ------------    ------------

  Net cash utilized for investing activities                    (27,933)        (20,209)
                                                           ------------    ------------

Financing Activities:
  Borrowings                                                     23,923           8,834
  Payment of long-term debt and other obligations                (3,710)         (3,938)
  Tax benefit from the exercise of stock options                   --                66
  Repurchase of Common Stock                                       (318)         (5,243)
  Proceeds from stock issuances                                     370           1,178
                                                           ------------    ------------

  Net cash provided by financing activities                      20,265             897
                                                           ------------    ------------

Decrease in cash and cash equivalents                            (3,987)        (11,233)

Cash and cash equivalents, beginning of period                   11,187          20,800
                                                           ------------    ------------

Cash and cash equivalents, end of period                       $  7,200        $  9,567
                                                           ============    ============



Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                  $  2,018        $    895
                                                         ==============  ==============

     Income taxes                                              $  5,427        $  5,056
                                                         ==============  ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a 20% minority-owned subsidiary, is accounted for using the equity method.

Comprehensive Income

Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation adjustments. The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been provided for on these foreign currency translation adjustments. Total comprehensive income for the three months ended September 30, 2000 and 1999 was $166,000 and $1,973,000, respectively. Total comprehensive income for the nine months ended September 30, 2000 and 1999 was $3,461,000 and $6,600,000, respectively.

New Accounting Pronouncement

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to revenue recognition for certain transactions and is required to be adopted by the Company in the fourth quarter of fiscal 2000. The Company will adopt SAB No. 101 effective December 31, 2000 and will record the cumulative effect of the change as of January 1, 2000. The Company is in the process of completing a final analysis of the impact of SAB No. 101 on its financial statements; however, management currently estimates that the cumulative effect of the adoption of SAB No. 101 effective January 1, 2000 will result in additional deferred revenues ranging from $8,000,000 to $9,500,000, net of tax. Management believes that the adoption of SAB No. 101 will not have a material impact on the Company's fiscal 2000 total revenue or net income before the cumulative effect of the change in accounting.

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

Effective August 1, 2000, the Company acquired the outstanding stock of Sinova International Holding A/S ("Sinova"), an organizational consulting practice based in Copenhagen, Denmark, and serving Denmark, Sweden and Norway, for a combination of cash, Company stock, and future defined contingent payments.

Effective September 1, 2000, the Company purchased the outstanding stock of Irwin & Browning, an organizational consulting practice based in Atlanta, Georgia, for a combination of cash and future defined contingent payments.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - ACQUISITIONS AND INVESTMENTS (Continued)

The initial purchase price for these acquisitions totaled approximately $17,757,000 in cash and Company Common Stock issued from treasury shares with a market value of $2,500,000 at the time of the acquisition of Sinova (see Note
F). This initial purchase price exceeds the fair value of the assets acquired by $19,219,000. The purchase price allocations for these acquisitions are based upon information available at this time and are subject to change. These acquisitions have been accounted for using the purchase method. In connection with the acquisitions of the remaining minority interest in Davidson & Associates, Sinova and Irwin & Browning, the Company borrowed $15,900,000 under its Credit Agreement.

On a year-to-date basis through September 30, 2000, the Company paid approximately $3,338,000 in earnout payments related to acquisitions made in prior years. The total net cash paid for acquisitions on the Condensed Consolidated Statements of Cash Flows includes an installment payment and miscellaneous adjustments made for prior acquisitions.

The unaudited pro-forma results of operations for the nine months ended September 30, 2000 and 1999, reflecting the combined results of the Company and the acquisitions detailed above as if the acquisitions had been consummated at the beginning of each period presented, are as follows:

                                          (Dollars in Thousands
                                            Except Share Data)
                                      Nine Months Ended September 30,
                                        2000                  1999
                                        ----                  ----

Revenue                               $142,276            $140,058
                                     =========           =========

Income before income taxes              $9,704              $9,546
                                     =========           =========

Net income                              $5,487              $5,711
                                     =========           =========

Diluted earnings per share               $0.87               $0.82
                                     =========           =========

Diluted weighted average
number of shares outstanding         6,322,249           6,957,853
                                     =========           =========

NOTE C - DEBT AND OTHER OBLIGATIONS

In June 2000, the Company expanded its credit facility by an additional $20,000,000 to an aggregate of $60,000,000 borrowing capacity. As of September 30, 2000, total borrowings under the Company's Credit Agreement amounted to $44,125,000. The Company plans to utilize the credit facility in the financing of future acquisitions as they arise and for other general corporate purposes.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - DEBT AND OTHER OBLIGATIONS (Continued)

The Company's total $44,125,000 borrowing included $11,175,000 at a daily floating interest rate which was 7.59% at September 30, 2000.

Effective August 15, 2000, the Company entered into a new fixed interest rate swap agreement with an aggregate notional principal of $30,000,000, with a term of three years. Under the terms of this swap agreement, there are no scheduled payments of notional principal. This swap agreement is established for the full notional principal with a fixed interest rate at September 30, 2000 of 9.25%. To further reduce exposure to interest rate fluctuations, a purchased interest rate floor for 87% of the notional principal with a fixed interest rate at September 30, 2000 of 9.25% is connected to this swap agreement. The swap transaction is calculated using a variable rate of one-month LIBOR, while the purchased interest rate floor offsets the swap transaction if LIBOR falls below the floor level. At September 30, 2000, under this swap agreement and the purchased interest rate floor, the Company pays its lenders interest at a fixed rate of 9.25% and its lenders pay the Company interest at a combined variable rate of 9.07%.

The notional amounts of the swap agreements discussed above do not represent amounts exchanged by the parties and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

At September 30, 2000, the Company has no exposure to credit loss on these interest rate swaps. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The Company has made adjustments to interest expense for the net cash paid or received on interest rate swap agreements. The impact of the above interest rate swap agreements on interest expense has been immaterial to date.

NOTE D - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for September 30, 2000 and 1999 are detailed below.

                                        RIGHT MANAGEMENT CONSULTANTS, INC.
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                     (Unaudited)

NOTE D - EARNINGS PER SHARE (Continued)

                                          For the three months                              For the nine months
                                         ended September 30, 2000                        ended September 30, 2000
                                         ------------------------                        ------------------------
                                     Income           Shares        EPS              Income           Shares         EPS
                                     ------           ------        ---              ------           ------         ---
    Basic EPS:
    Net income                        $1,399,000       6,106,282     $0.23            $5,732,000       6,060,802      $0.95
                                                                     =====                                            =====
    Impact of options                         --           3,879                              --          11,447
                                      ----------       ---------                      ----------       ---------
    Diluted EPS:
    Net income                        $1,399,000       6,110,161     $0.23            $5,732,000       6,072,249      $0.94
                                      ==========       =========     =====            ==========       =========      =====

                                          For the three months                              For the nine months
                                         ended September 30, 1999                        ended September 30, 1999
                                         ------------------------                        ------------------------
                                     Income           Shares        EPS              Income           Shares         EPS
                                     ------           ------        ---              ------           ------         ---
    Basic EPS:
    Net income                        $1,807,000       6,534,731     $0.28            $6,375,000       6,628,448      $0.96
                                                                     =====                                            =====
    Impact of options                         --          47,986                              --          80,320
                                      ----------       ---------                      ----------       ---------
    Diluted EPS:
    Net income                        $1,807,000       6,582,717     $0.27            $6,375,000       6,708,768      $0.95
                                      ==========       =========     =====            ==========       =========      =====

For the three months ended September 30, 2000, outstanding options to purchase 1,297,562 shares of Company Common Shares at option exercise prices ranging from $10.87 to $24.33 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Shares. For the nine months ended September 30, 2000, outstanding options to purchase 1,097,312 shares of Company Common Shares at option exercise prices ranging from $11.50 to $24.33 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Shares.

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

The  Company's  operations  are  segregated  into two lines of business:  career transition and organizational consulting ("consulting"), including career management. The Company operates these lines of business across the geographic areas of the United States, Canada, Europe and Austral-Asia. These operations offer different services and require different marketing strategies. Career transition offers support for organizations separating employees, including assistance in

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - SEGMENTS (Continued)

handling the initial difficulties of termination, identifying continuing career goals and options, and aiding in developing skills for the search for a new job. Consulting offers help to companies with organizational performance, leadership development, and talent management. With more than 200 service locations worldwide, the Company manages operations by geographic segments to enhance global growth and establish major accounts with global clients. The Company primarily delivers its services to mid-size and large companies, with no concentration in specific companies or industries.

Summarized operations of each of the Company's geographic segments in the aggregate as of September 30, 2000 and 1999 and for the three and nine months then ended are as follows:

                                                            (Dollars in Thousands)

September 30, 2000                United States       Canada        Europe       Austral-Asia   Consolidated
Identifiable assets                  $ 105,411      $ 11,230      $ 15,248           $ 6,077        $ 137,966
                                     =========      ========      ========           =======        =========

September 30, 1999
Identifiable assets                     82,246         9,700        17,890             5,816          115,652
                                     =========      ========      ========           =======        =========

For the three months ended
September 30, 2000
Revenue                                 31,274         3,256         4,925             3,096           42,551
                                     =========      ========      ========           =======        =========

Operating income (loss)(1)               2,423           942          (357)              390            3,398
                                     =========      ========      ========           =======        =========

Depreciation and amortization            2,887            91           165               184            3,327
                                     =========      ========      ========           =======        =========

Capital expenditures                     2,318            21           253                97            2,689
                                     =========      ========      ========           =======        =========


For the three months ended
September 30, 1999
Revenue                                 31,607         2,640         4,617             3,584           42,448
                                     =========      ========      ========           =======        =========

Operating income (loss)(1)               2,430           679           (65)               24            3,068
                                     =========      ========      ========           =======        =========

Depreciation and amortization            2,490            68           109               188            2,855
                                     =========      ========      ========           =======        =========

Capital expenditures                     1,887            29           158               115            2,189
                                     =========      ========      ========           =======        =========

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

                                                RIGHT MANAGEMENT CONSULTANTS, INC.
                                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (Unaudited)

NOTE E - SEGMENTS (Continued)
                                                              (Dollars in Thousands)
For the nine months ended
September 30, 2000                    United States          Canada             Europe           Austral-Asia       Consolidated
Revenue                                  $98,649            $10,768            $14,072             $10,287           $133,776
                                          ======             ======             ======              ======            =======

Operating income (loss)(1)                 7,198              2,914                (59)              1,824             11,877
                                          ======             ======             ======              ======            =======

Depreciation and amortization              8,175                281                383                 586              9,425
                                          ======             ======             ======              ======            =======

Capital expenditures                       4,313                133              1,234                 145              5,825
                                          ======             ======             ======              ======            =======


For the nine months ended
September 30, 1999

Revenue                                  100,519              7,484             15,450              10,585            134,038
                                          ======             ======             ======              ======            =======

Operating income (1)                       8,162              1,409              1,122                 620             11,313
                                          ======             ======             ======              ======            =======

Depreciation and amortization              6,531                209                332                 517              7,589
                                          ======             ======             ======              ======            =======

Capital expenditures                       5,652                136                293                 776              6,857
                                          ======             ======             ======              ======            =======

(1) The operating income reported for the United States segment includes total general sales and administration and depreciation and amortization expenses ("G & A expenses") reported on the Condensed Consolidated Statements of Income.

Revenues and expenses of the Company's lines of business for Company offices, excluding the total general sales and administration and depreciation and amortization expenses ("G & A expenses") and Affiliate royalties, are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Revenue and Company office operating income for each of the Company's lines of business in the aggregate for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                     (Dollars in Thousands)                       (Dollars in Thousands)
                                      For the three months                         For the nine months
                                       ended September 30,                         ended September 30,
                            Career                                          Career
                            Transition      Consulting     Consolidated     Transition      Consulting     Consolidated
2000
Company office
     revenue                 $ 31,617        $ 10,012        $ 41,629        $105,825        $ 24,904        $130,729
                             ========        ========        ========        ========        ========        ========

Company office
     operating income           4,566           2,660           7,226          19,649           5,238          24,887
                             ========        ========        ========        ========        ========        ========


                                                RIGHT MANAGEMENT CONSULTANTS, INC.
                                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (Unaudited)

NOTE E - SEGMENTS (Continued)

                                    (Dollars in Thousands)                      (Dollars in Thousands)
                                     For the three months                         For the nine months
                                      ended September 30,                         ended September 30,
                            Career                                          Career
                            Transition      Consulting     Consolidated     Transition      Consulting     Consolidated
1999
Company office
     revenue                 $ 34,801        $  6,517        $ 41,318        $111,221        $ 19,453        $130,674
                             ========        ========        ========        ========        ========        ========

Company office
     operating income           6,104             493           6,597          21,355           1,243          22,598
                             ========        ========        ========        ========        ========        ========

NOTE F - SHAREHOLDER'S EQUITY

In September 2000, the Company issued 250,000 Common Shares from treasury shares with an aggregate market value of $2,500,000, for a part of the purchase price of the acquisition of Sinova (see Note B).

Under the Company's stock repurchase program, which was initiated in March 1997, Company management is authorized to pursue the repurchase program in open market transactions from time-to-time, depending upon market conditions and other factors. Shares repurchased are held as treasury shares and are available to the Company for any use in various benefit plans and, when authorized by the Board, for other general corporate purposes. In September 2000, the Company repurchased 33,100 Common Shares at an aggregate purchase price of approximately $318,000, or $9.625 per share.

In October 2000, the Company repurchased 37,000 Common Shares at an aggregate purchase price of approximately $375,000, or $10.125 per share.

As of October 30, 2000, the Company has repurchased a total of 1,311,700 Common Shares at an aggregate purchase price of approximately $16,269,000, or $12.40 per share, under this stock repurchase program. Currently there are approximately 595,000 shares remaining that are authorized to be repurchased. Prior to the institution of this stock repurchase program, the Company held 252,952 in treasury shares.

NOTE G - SUBSEQUENT EVENT

In November 2000, the Company entered into a definitive agreement to acquire an additional 31% interest in its Japanese joint venture, Way Station, Inc. The purchase price for this transaction will total approximately $10,000,000 and will be accounted for

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SUBSEQUENT EVENT (Continued)

using the purchase method. In accordance with the terms of the agreement, two-thirds of the purchase price was paid in November 2000, with the remaining one-third due at closing, scheduled for early January 2001. In connection with the two-thirds purchase price payment for the 31% interest in Way Station, the Company borrowed $6,000,000 under its Credit Agreement. The Company also entered into an $8,000,000 cross currency swap agreement for the cumulative amount of its investment in Way Station.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended September 30, 2000, revenue generated by Company offices increased by 1% or $311,000 from the corresponding quarter in 1999. This increase is due to $3,285,000 in incremental revenues from acquisitions consummated after October 1, 1999, partly offset by a same office revenue decrease of 7% or $2,974,000.

For the three months ended September 30, 2000, revenue generated by Company offices within the career transition line of business decreased by 9% or $3,184,000. This career transition revenue decrease is due to a same office revenue decrease of 12% or $4,000,000, offset by $816,000 in incremental revenues from acquisitions. The same office revenue decrease within the career transition line of business was impacted by low unemployment rates primarily experienced in the western and northeastern United States, and in continental Europe.

For the three months ended September 30, 2000, revenue generated by Company offices within the consulting line of business increased by 54% or $3,495,000. This increase in consulting revenue is due to a same office increase of 16% or $1,026,000, in addition to $2,469,000 in incremental revenues from acquisitions. The same office revenue increase within the consulting line of business was primarily experienced throughout North America due to higher sales volume.

For the nine months ended September 30, 2000, revenue generated by Company offices remained level with revenues from the corresponding period in 1999. Incremental revenues from acquisitions consummated subsequent to the third quarter 1999 totaled $7,669,000, and were offset by a same office revenue decrease of 6% or $7,614,000 for the nine months ended September 30, 2000, as compared to the corresponding period in the prior year.

For the nine months ended September 30, 2000, revenue generated by Company offices for its career transition and consulting lines of business yielded similar results as the third quarter 2000. The aforementioned low unemployment rates impacted the career transition line of business and the higher sales volume contributed to the consulting line of business. Both lines of business also experienced incremental revenues from acquisitions on a year-to-date basis.

For the three months ended September 30, 2000, Affiliate royalties decreased 18% or $208,000 from the corresponding period in 1999, reflecting the aforementioned negative impact of low unemployment rates across North America. For the nine months ended September 30, 2000, Affiliate royalties decreased 9% or $317,000 from the corresponding period in 1999.

For the three months ended September 30, 2000, total Company office expenses decreased 1% or $318,000 from the corresponding quarter in 1999. This decrease is due to a decrease in incentives, salaries for delivery personnel, adjunct costs, counseling materials and career center staffing costs, partly offset by $2,925,000 in incremental costs from acquisitions consummated subsequent to the third quarter 1999.

For the nine months ended September 30, 2000, total Company office expenses decreased 2% or $2,234,000 from the corresponding period in 1999. This decrease is primarily due to a decrease in incentives, salaries for delivery personnel, career center staffing costs, and general office costs, partly offset by $6,655,000 in incremental costs from acquisitions consummated subsequent to the third quarter 1999.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Aggregate Company office margins for the three and nine months ended September 30, 2000 were 17% and 19%, respectively, compared to 16% for the third quarter 1999 and 17% for the nine months ended September 30, 1999. This increase in margin in the third quarter 2000 is primarily attributable to the previously mentioned increase in same office revenue for the consulting line of business. In addition to a decrease in incentives, the higher margins in the current year are attributable to a decrease of $1,638,000 and $4,882,000 in same office costs for the three months and nine months ended September 30, 2000, respectively.

For the three months ended September 30, 2000, G & A expenses increased by 2% or $91,000 from the third quarter 1999. This increase is due primarily to an increase in severance, foreign currency translation expense, amortization and consulting services, partly offset by a decrease in incentives. G & A expenses as a percentage of total revenues were approximately 11% for both the third quarter 2000 and 1999.

For the nine months ended September 30, 2000, G & A expenses increased by 10% or $1,408,000 from the corresponding period in 1999. This increase is due primarily to an increase in amortization, consulting services and severance expense, offset by a decrease in incentives. G & A expenses as a percentage of total revenues were approximately 12% for year-to-date 2000 versus 11% for year-to-date 1999.

Net interest expense for the three and nine months ended September 30, 2000 increased $520,000 and $1,372,000, respectively, due to an increase in borrowings primarily for acquisition activities and funding for incentives and earnout payments.

The Company's effective tax rates for the three months ended September 30, 2000 and 1999 were 47% and 43%, respectively. The effective tax rates for the nine months ended September 30, 2000 and 1999 were 44% and 43%, respectively. The increase in the effective tax rate is primarily due to an increase in the impact of non-deductible amortization expense related to acquisitions.

Capital Resources and Liquidity

At September 30, 2000 and December 31, 1999, the Company had cash and cash equivalents of $7,200,000 and $11,187,000, respectively. At September 30, 2000 and December 31, 1999, the Company had working capital of $22,571,000 and $9,111,000, respectively. Cash flow or earnings before interest, taxes, depreciation and amortization for the nine months ended September 30, increased 13% to $21,302,000 in 2000 from $18,902,000 in 1999.

Net cash utilized for investing activities amounted to $27,933,000 and $20,209,000 for the nine months ended September 30, 2000 and 1999, respectively. This investment activity is primarily the result of the Company acquiring the remaining equity interest in Davidson & Associates, and the outstanding stock of Sinova and Irwin & Browning, as well as payments for earnouts related to acquisitions made in prior years (See Note B to the Condensed Consolidated Financial Statements). Additionally, the Company continues to purchase equipment and technology to meet the needs of its expanding operations and to enhance its operating efficiency.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Net cash provided by financing activities amounted to $20,265,000 and $897,000 for the nine months ended September 30, 2000 and 1999, respectively. This financing activity for 2000 was primarily the result of the $23,900,000 borrowing made to complete certain acquisitions during the year and to fund the payments of incentives and earnouts (See Notes B and C to the Condensed Consolidated Financial Statements), partly offset by repayments of $3,710,000 on the Company's borrowings and other obligations.

During the second quarter 2000, the Company expanded its credit facility by an additional $20,000,000 to an aggregate of $60,000,000 borrowing capacity. At November 14, 2000, the Company had approximately $9,875,000 available under this revolving credit facility. The Company plans to utilize the credit facility in the financing of future acquisitions as they arise and for other general corporate purposes.

The Company anticipates that its cash and working capital will be sufficient to service its existing debt, outstanding commitments and to maintain Company operations at current levels for the foreseeable future. However, the Company will need to increase its credit facility or develop other sources of expansion capital to pursue acquisitions beyond those to which the Company already committed. The Company will continue to consider acquisitions and other expansion opportunities as they arise, subject to access to capital, although the economics, strategic implications and other circumstances justifying the expansion will be key factors in determining the amount and type of resources the Company will commit.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to revenue recognition for certain transactions and is required to be adopted by the Company in the fourth quarter of fiscal 2000. The Company will adopt SAB No. 101 effective December 31, 2000 and will record the cumulative effect of the change as of January 1, 2000. The Company is in the process of completing a final analysis of the impact of SAB No. 101 on its financial statements; however, management currently estimates that the cumulative effect of the adoption of SAB No. 101 effective January 1, 2000 will result in additional deferred revenues ranging

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

from $8,000,000 to $9,500,000, net of tax. Management believes that the adoption of SAB No. 101 will not have a material impact on the Company's fiscal 2000 total revenue or net income before the cumulative effect of the change in accounting.

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

Quantitative and Qualitative Disclosures About Market Risks

The Company believes that its interest risk associated with the swap agreements (See Note C to the Condensed Consolidated Financial Statements) will not have a material impact on the financial position, the results of operations and cash flows of the Company. Furthermore, the Company has international operations and does not anticipate any material currency risk to its business or financial condition resulting from currency fluctuations.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the nine months ended September 30, 2000.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:

                  10.25 - Third Amendment, dated June 29, 2000, to the Credit Agreement between Right Management Consultants, Inc. and its wholly owned subsidiaries and PNC Bank, National Association dated December 20, 1996.

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

        BY:/S/ RICHARD J. PINOLA                    November 14, 2000
          ------------------------                  -----------------
        Richard J. Pinola                                 Date
        Chairman of the Board and Chief Executive Officer


        BY :/S/ CHARLES J. MALLON                   November 14, 2000
          ------------------------                  -----------------
        Charles J. Mallon                                 Date
        Chief Financial Officer and
        Principal Accounting Officer