Form 10-K
period 2000-12-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 2001-04-02
CIK 802806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

                                       OR

         ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                           Commission File No. 0-15539
                       RIGHT MANAGEMENT CONSULTANTS, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                   23-2153729
           ------------                                   ----------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

      1818 Market Street, Philadelphia, Pennsylvania                19103
      ----------------------------------------------                -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant using the closing stock price as of March 1, 2001 was $136,157,000. The number of shares outstanding of the registrant's Common Shares as of March 1, 2001 was 6,273,826.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I & II      Portions of the Company's 2000 Annual Report to Shareholders
                  for the fiscal year ended December 31, 2000.

Part III Portions of the Company's definitive proxy statement with respect to its 2001 Annual Meeting of Shareholders to be held on May 3, 2001.

                                     PART I

Item 1:  Business

General

Right Management Consultants, Inc. (the "Company") is an international career management and organizational consulting firm headquartered in Philadelphia, Pennsylvania. Founded in 1980, the Company has been publicly owned since 1986. The Company believes it is the largest worldwide firm in the career transition services industry with 2000 revenues of $184 million. Worldwide operations are structured into five geographic groups that provide management oversight to more than 200 service locations worldwide.

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

The Company's operations are divided into two lines of business: career transition services and organizational consulting.

For detailed financial information regarding the Company's business segments and geographic areas, reference is made to Note L, "Segments", in the Company's Notes to Consolidated Financial Statements contained in the Company's 2000 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report on Form 10-K (this "Report"). Such financial information is responsive to Item 101 (b) and (d), respectively, of Regulation S-K and is incorporated by reference herein.

Career Transition Services

The career transition business in total, including individual and group outplacement services, provided approximately 79% of total Company office revenue for the year ended December 31, 2000. The Company provided career transition services to approximately 5,000 client companies during 2000, including a majority of the companies that comprise the Fortune 500. No single customer or client accounted for more than 3% of the Company's business in 2000. Career transition services are divided into two principal categories - Individual Outplacement Services and Group Outplacement Services.

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

Approximately 78% of the career transition revenue generated by Company offices during 2000 was for individual outplacement services.

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

In addition, the Company can design, staff, or manage career centers for corporate clients needing to provide career transition services during a large-scale reduction-in-force. Career centers typically serve groups of 100 or more individuals, and are operated for a pre-determined time period, usually ranging anywhere from four to twelve months. The centers are run like Company offices, staffed with consultants and administrative personnel and providing office support technology and services. Career centers are normally set up in available space on the corporate clients' premises, or in temporary facilities located, rented, and equipped by the Company.

Approximately 22% of the career transition revenue generated by Company offices during 2000 was for group outplacement services.

Organizational Consulting

The Company provides organizational consulting services that assist organizations and their employees in the following areas: (a) leadership development - developing leaders through executive coaching and feedback-rich customized leadership development programs; (b) organizational performance - building competencies by identifying the skills, knowledge, and personal characteristics that determine success in a given company, and using these competencies to align human resource systems with strategy; (c) talent management - growing talent which involves attracting, motivating, and retaining the best people in a highly competitive talent marketplace.

The consulting business in total, including career management consulting and other human resources consulting, provided approximately 21% of total Company office revenue for the year ended December 31, 2000. No single customer or client accounted for more than 5% of business within the organizational consulting line of business in 2000.

To broaden and diversify its business base, the Company entered the consulting line of business in 1996 by acquiring People Tech Consulting, Inc. ("PeopleTech"), a Canadian corporation. Since then, the Company has continued to acquire firms with organizational consulting expertise.

During 1998, the Company made two acquisitions of consulting firms and entered into an exclusive licensing agreement with another consulting firm. The acquisitions of Manus Associates, a human resources consulting firm, and the acquired 51% interest in TEAMS International, LLC, a technology-based assessment firm, contributed diverse capabilities to the human resources consulting practice. The Company further expanded the depth of its consulting practice with an exclusive licensing agreement with The Atlanta Consulting Group.

During 1999, the Company made three acquisitions of consulting firms: Groupe ARJ, with offices in Paris and Lyon, France; Jouret Management Center located in Brussels, Belgium; and Key Management Strategies located near Philadelphia, Pennsylvania.

During 2000, the Company made three acquisitions of consulting firms: Career Directions, a firm based in Chicago, Illinois, Sinova International Holding A/S, based in Copenhagen, Denmark, and serving Denmark, Sweden and Norway; and Irwin & Browning, located in Atlanta, Georgia. In addition, as of January 1, 2000, the Company acquired the remaining 49% minority interest in TEAMS International, LLC.

Effective January 1, 2001, the Company purchased a 51% equity interest in Coaching - Psicologia Estrategica S/C Ltda., located in Brazil, which will contribute to the Company's consulting practice on a worldwide basis.

Fees for Services Provided by Company Offices

For individual career transition services provided by Company offices, the Company normally receives a negotiated fee, depending upon the services provided, which generally ranges between 5% and 15% of the terminated employee's annual compensation. Fees for group career transition programs and consulting projects are individually determined depending upon the type of services the employer requests, the amount of consulting time required and the number of employees involved.

Organization and Distribution of Company Offices and Affiliates

The current network of Company offices and Affiliates is outlined in the Company's 2000 Annual Report to Shareholders, attached as Exhibit 13 hereto, that portion of which is incorporated herein by reference.

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

Under the Affiliate Agreements, the Company is precluded from establishing or maintaining Company offices or otherwise soliciting customers, providing consulting services or licensing other

Affiliates to operate in the Exclusive Territory of a particular Affiliate. In turn, the Affiliate is prohibited from establishing or maintaining its own offices or "satellites" soliciting customers or engaging in career transition or consulting services outside of its Exclusive Territory.

There is not a formal Affiliate organization; however, a Management Advisory Committee (the "Advisory Committee") exists which considers matters of general concern to the Affiliates.


Company Training of Affiliates

The Affiliate Agreements require the Company to train the Affiliate and its employees in marketing and delivering career transition and consulting services. The Company is responsible for overall guidance and has established Company standards and policies relating to its services. The Company provides proprietary sales and consulting materials, administrative forms (including, among other things, guidelines for consulting client-employers and terminated employees), materials used in conjunction with marketing the services and administration of its office and materials relating to the Company's system of monitoring the progress of terminated employees. The Company provides guidance, if requested by the Affiliates, with respect to the hiring of the Affiliates' employees, the use and development of sales programs and general issues of office operation and sales. The cost of such optional assistance by the Company is paid by the Affiliate, unless the Company otherwise agrees not to charge for these services. The Company also provides marketing support, public relations, advertising and promotional support, consisting of national and international media efforts.

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

Government Regulation

Certain aspects of the on-going relationship between the Company and the Affiliates are subject to the franchise regulations of the Federal Trade Commission (the "FTC") and to various franchise laws enacted by certain of the states in which the Company's Affiliates are located. The provisions and scope of the state laws vary. Some states regulate certain terms of the Affiliate Agreement, primarily the terms upon which the Company can terminate an Affiliate Agreement for cause or can decline to renew an Affiliate Agreement upon expiration. Other states' laws impose on the Company general duties of fair dealing with the Affiliates and prohibit unfair discrimination among or against Affiliates. As a result of such laws regulating relationships with the Affiliates in certain states, the Company has less flexibility than it would otherwise have in structuring such relationships. As part of the Company's operating strategy, new Affiliates are not being sought and the Company will likely acquire the remaining Affiliate territories when and if they become available.

Acquisitions

During 2000, the Company completed four separate career transition and consulting acquisitions and also purchased the remaining interests in two joint ventures, Davidson & Associates and TEAMS International, LLC. As of January 1, 2001, the Company purchased an additional 31% interest in its equity investment with a Japanese firm, giving the Company a controlling 51% interest. Also, as of January 1, 2001, the Company purchased a 51% controlling interest in two Brazilian firms, one offering career transition and the other offering consulting services. See Note C to the Consolidated Financial Statements for a detailed description of the acquisitions. The total initial purchase price for the equity interest and acquisitions made in 2000 aggregated $20,457,000. The acquisitions were consummated through combinations of cash, Company Common Shares and future defined incentives, including the assumption of incomplete consulting contracts.

In addition, during 2000 the Company paid $4,406,000 in earnout payments and other adjustments related to acquisitions made in prior years.

Over the last five years, the Company completed twenty-seven separate acquisitions of career transition and consulting firms, entered into an exclusive licensing agreement with a consulting firm, and purchased controlling interests in three separate firms, for combinations of cash, Company Common Shares, future defined incentives, assumption of incomplete contracts and other consideration. The total purchase price for these transactions in cash and Common Shares, but excluding earnouts, aggregated $68,167,000, including the costs of acquisitions.

Employees

At February 28, 2001, the Company and its subsidiaries employed 1,702 persons, including 14 in senior management, 63 in other managerial and professional roles, 1,128 in field operations as consultants, and 497 in clerical capacities. In addition, the Company employed 670 persons on a part-time basis as professional consultants. Consultants are generally required to have prior executive or management experience and are provided Company training. None of the Company's employees are subject to collective bargaining agreements. In general, the Company believes that its employee relations are good.

Risk Factors

In addition to the other matters discussed elsewhere in this Report, the following risk factors should be taken into account in evaluating the Company and its business:

1. Competition: The Company competes against other providers of career transition services and other organizational consulting services. Based on consolidated revenues for 2000, the Company believes it is the world's largest provider of career transition services. However, the Company's primary national and international competitors are divisions of companies much larger than the Company, and these competitors may have access to financial and other resources substantially greater than those available to the Company.

     The Company believes that the principal methods of competition in its industry are quality of service, professional staff and price. On a regional basis, the Company also competes against local career transition and other organizational consulting firms that are well-established in a particular region. The Company believes that the cost for its services are competitive, based on the quality and value of services offered. The Company may also face competition from future expansion by other entities into the career transition and other organizational consulting businesses.

2. Dependence on Personnel: As with other service businesses, the Company depends upon the continued services of its executive, sales, and consulting personnel. The loss of these personnel, or an inability to attract and retain new qualified personnel or to retain qualified Affiliates, could have an adverse impact on the Company.

3. Risks Related to the Company's Acquisition Strategy: The Company has grown both internally and through acquisitions, and intends to continue to grow by both of these methods. Historically, the Company has primarily acquired outside firms within the highly fragmented career transition services industry. See "Business - Acquisitions." In future periods, the Company will continue to consider opportunistic acquisitions of career transition providers. However, it is more likely that the Company will look to acquire other consulting service providers, thereby allowing the Company to continue to diversify its range of services provided.

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

4.   Economic Conditions on a Local, Regional, National, and International
     Basis: The demand for the Company's services, primarily career transition services, is impacted by economic conditions on a local, regional, national and international basis. In general, a stronger economy can lead to easier and more rapid job change and reentry, which can reduce the demand for the Company's services or compress the length of the services provided, thereby negatively impacting prices. Weaker economic conditions can also lead to reluctance on outside companies' part to incur the expenditure associated with the Company's services.

     The recent economic condition in North America has prompted corporations to downsize their operations which has, to a degree, enabled the Company to expand. A significant and prolonged decrease in corporate downsizing activity would reduce demand for the Company's career transition services.

5. Government Regulation: In connection with its arrangement with its Affiliates, the Company devotes resources to complying with state and federal franchise laws and regulations. The Company believes that its practices and procedures are not in material violation of the provisions of such state and federal laws. Nevertheless, the Company's past practices may give rise to possible liability, and given the scope of the Company's business and the nature of franchise regulation, compliance problems could be encountered in the future. For a discussion of the Company's past and current compliance with state and federal franchising laws, other regulatory aspects of the Company's relations with its Affiliates and possible liability of the Company for certain of its past activities, see "Business - Government Regulation."

     Although career transition and organizational consulting services are not currently specifically subject to state or federal regulation, the Company is aware that such regulation has been considered by the legislatures of several states. There can be no assurance that such regulation will not be adopted in the future.

6. Relations with Affiliates: The Company's revenue depends in part on royalties and fees paid by Affiliates. Under the current Affiliate Agreements, royalties equal 10% of the Affiliate's total gross receipts. The fees paid by Affiliates to the Company vary depending on the services provided by the Company. The Company believes that the 10% royalty is reasonable and currently has no plans to reduce it, although there can be no assurance that royalties will continue to be maintained at such level under all circumstances. The Company believes that its relations with its Affiliates are good; however, there can be no assurance that such relations will remain so. A deterioration of these relationships among the Company and its Affiliates, or among the Affiliates themselves, or an inability to collect royalties and fees payable to the Company or payable by one Affiliate to another could materially adversely affect the Company. See "Business - Affiliate Arrangements."

7. Possible Effects of Change in Company Control and Possible Future Issuance of Preferred Shares: Under certain circumstances upon certain contemplated sales of 51% or more of the Company's assets or outstanding Common Shares, or a Company merger, consolidation or reorganization, executive officers have an option to extend the term of their respective Employment Agreement for an additional two years in accordance with the terms of their Employment Agreement.

     The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 Preferred Shares, at the discretion of the Board of Directors. The Board of Directors may also fix from time to time in the future, the designations, limitations, and preferences for any such series of issuances of Preferred Shares, without any further vote or action by shareholders.

     The executive officers' right to extend the term of their Employment Agreements or the issuance of Preferred Shares at the discretion of the Board of Directors, may make the Company less attractive to an entity or group considering acquiring control of the Company or may make an acquisition materially more difficult, resulting in a lower acquisition price per share, or may otherwise materially adversely affect an investment in the Company's Common Shares.

Item 2:  Properties

All office space for Company offices is leased. The leases typically have three to five year terms and some have renewal options. The Company leases approximately 694,000 square feet for all Company offices, including the corporate headquarters, at an aggregate yearly rental cost of approximately $16,572,000. Most of these leases are also subject to annual operating expense escalation clauses. The Company believes its facilities are adequate to provide services to its clients.


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

     Name                  Age       Position(s)
     ----                  ---       -----------

Richard J. Pinola          55   Chairman of the Board of Directors and Chief
                                Executive Officer

John J. Gavin              44   President, Chief Operating Officer and Director

Charles J. Mallon          44   Executive Vice President, Chief Financial
                                Officer, Secretary and Treasurer

Frederick R. Davidson      64   Chairman of Right D&A and Director

Peter J. Doris             54   Executive Vice President, International

Geoffrey S. Boole          57   Executive Vice President, Career Transition
                                Services

Christopher Pierce-Cooke   48   Executive Vice President, Managing Director -
                                Consulting Services

Howard H. Mark             43   Executive Vice President, e-Business

Mark A. Miller             52   Group Executive Vice President for the
                                Eastern U.S.

R. William Holland         57   Group Executive Vice President for the Central
                                U.S. and Canada

James E. Greenway          54   Group Executive Vice President for the Western
                                U.S.

Edward C. Davies           54   Group Executive Vice President for Asia-Pacific

Akifumi Hayashi            37   Chief Executive Officer of Way Station, Inc.

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

Mr. Gavin was employed at Arthur Andersen LLP in Philadelphia for 18 years, during which time he served as the partner in charge of the manufacturing/distribution industries. Mr. Gavin joined the Company in December 1996 as Executive Vice President. In this capacity, Mr. Gavin was responsible for the overall marketing strategy and business development activities for the Company's worldwide locations. Effective January 1, 1999, Mr. Gavin was appointed President and Chief Operating Officer of the Company. Also effective January 1, 1999, Mr. Gavin was elected a Director by the Board of Directors. Mr. Gavin is a member of the Board of Advisors for Temple University's Fox School of Business and he is a member of the Board of Trustees of the Eagle's Fly for Leukemia Foundation. Mr. Gavin is also a director of Opinion Research Corporation, which provides marketing research and services.

Mr. Mallon joined the Company in 1996 to assist in directing and managing the financial operations of the Company. Effective September 1, 1999, Mr. Mallon assumed the role of Chief Financial Officer, and effective January 1, 2000, he was elected as an Executive Vice President by the Board of Directors, in which capacity he now serves. Prior to joining the Company, he was for six years, the Chief Financial Officer of ACS Enterprises, Inc. ("ACS"), a publicly held wireless cable system operator. Before ACS, Mr. Mallon was with the Philadelphia office of Ernst & Young for 12 years, ultimately as senior audit manager. Mr. Mallon is a CPA and a graduate of Drexel University in Philadelphia. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants.

Mr. Davidson is the Chairman of Right D&A, Pty. Ltd., an Asia-Pacific career transition firm of which the Company acquired a fifty-one percent interest during 1997, and which is now owned 100% by the Company. Mr. Davidson was elected a Director by the Board of Directors on July 24, 1997. Mr. Davidson has published numerous articles on career planning, termination practices and managing large scale staff reductions. Mr Davidson is Chairman of St. John Ambulance Australia (Victoria) and Chairman of Cooperative Research Centre for Cochlear Implant and Hearing Aid Innovation. An Officer of the Order of St. John, Mr. Davidson is a member of the International Institute of Strategic Studies in London.

Mr. Doris was Senior Vice President of Human Resources for a large New York City based bank, prior to joining the Company in 1986. From 1986 to 1990, Mr. Doris was Senior Vice President, Sales and Operations of the Company. Effective January 1991, he became a Group Executive Vice President for the Southern region of the United States in which capacity he served until 1996. Since 1997, Mr. Doris has been working with the Company's regional offices in marketing to major international accounts. During 2000, Mr. Doris' responsibilities expanded to include Europe and Latin America.

Mr. Boole previously held various sales/marketing and human resources positions at leading North American companies such as Sears, Control Data and Gandalf Technologies. In these companies, he held leadership positions both in house and as a consultant. Mr. Boole started with the Company in 1989 with the start up of the Ottawa office. His career at the Company has encompassed leadership positions in the Canadian region as both Managing Principal of Career Transition and Managing Vice President of Consulting Services. Effective August 2000, Mr. Boole was appointed Executive Vice President of the Company's Career Transition Services, and is responsible for the efficient and effective delivery of the Company's career transition business. He is responsible not only for the quality of service delivered today, but also the creation of new initiatives and programs that meet the needs of a changing workplace.

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

Mr. Mark was the former Director of Information Technology and Managed Care Reengineering at pharmaceutical company Rhone-Poulenec Rorer (RPR), from 1989 to 1997 where he managed

RPR's information and technology services for North American pharmaceutical business focusing on sales and marketing information systems and data warehousing. From 1997 to 1999, Mr. Mark was the Chief Information Officer at Right Management Consultants. Mr. Mark oversaw technology operations for the Company, including the development of the Company's strategic IT vision and identification and implementation of various new technologies. In December 1999, Mr. Mark departed the Company to serve as CIO for Alliance Consulting in Philadelphia, a position he held until October 2000. Mr. Mark rejoined the Company in November 2000 as Executive Vice President, e-Business. He is responsible for the Company's e-business strategy, encompassing the integration and utilization of the many outstanding technologies that support the Company's consulting solutions and career transition services.

Mr. Miller served as a Vice President, Senior Vice President and then President of Nutri/System, Inc. from February 1988 to October 1994, where he held profit and loss responsibility for locations throughout the United States. From November 1997 to May 2000, Mr. Miller was the Chairman and Chief Executive Officer of Signature Plastic Surgery, Inc., a venture capital backed health care services company. Mr. Miller was also the founder and President of The Foxboro Group where he did general business consulting for firms primarily in the franchising industry from September 1994 to October 1997. Mr. Miller joined the Company in June 2000 and currently serves as Group Executive Vice President for the Eastern Group. Mr. Miller obtained a Bachelor's Degree in Business Administration from the University of Michigan where his studies concentrated on corporate strategy, marketing and finance.

Dr. Holland was with Accenture, formerly Andersen Consulting, from 1996 to June 1999. Dr. Holland was the Associate Partner responsible for global human resource operations for their Information Technology and Business Process Outsourcing business, which has 10,000 employees and over 200 outsourcing units worldwide. Dr. Holland was responsible for establishing a worldwide HR organization focused on delivering greater client value and aligning HR processes, career development models and executive coaching programs. Prior to his position with Accenture, Dr. Holland held the Senior HR executive position with a large financial institution, a prominent University and a large investment advisory business. Dr. Holland joined the Company in June 1999 in the role of Group Executive Vice President of the North Central Group. Effective January 1, 2000, Dr. Holland has expanded his responsibility to include the Canadian region, in addition to the Central U.S. territory. He holds three degrees, a BA, MA and Ph.D all from Michigan State University and he has published several works on conflict resolution and career development.

Mr. Greenway was President of Consulting Group, Inc., an organizational and management development consulting firm. He has held management positions with Drake Beam Morin (a human resource and outplacement firm), McGraw-Hill and Lucky Stores. From 1989 to 1993, Mr. Greenway was Executive Vice President of Lee Hecht Harrison, a human resource and outplacement firm. He also was a member of their Executive Committee and Advisory Council. In addition, Mr. Greenway served as President of the Workforce Consulting Group, a global organizational and career management firm. Mr. Greenway joined the Company in September

1997 as a Senior Vice President. Effective July 1, 1998, he was promoted to Executive Vice President responsible for coordinating the sales and marketing activities for the firm. During 2000, Mr. Greenway's responsibilities expanded to Group Executive Vice President for the Western U.S. region.

Mr. Davies was the Managing Director at Moore Business Systems in Australia from 1995 until February 1998. Moore Business Systems, which is a division of Moore Corporation located in the U.S., is primarily engaged in printing services and print management. In July 1998, Mr. Davies joined Davidson & Associates, Pty. Ltd., now Right D&A Pty. Ltd ("Right D&A"), as the State Director for the Melbourne office. At that time, the Company had a 51% interest in Right D&A and as of January 1, 2000, it is 100% owned by the Company. Since September 1999, Mr. Davies has served as Director of Operations for the entire Asia-Pacific network of offices within Right D&A. Effective March 2000, Mr. Davies was elected by the Board of Directors as the Group Executive Vice President of Asia-Pacific.

Mr. Hayashi is the Chairman and Chief Executive Officer of Way Station, Inc. He is widely recognized as an excellent consultant in human resources management. Mr. Hayashi started his career at Tomatsu Consulting Co. Ltd. in 1987, ultimately assuming the position of Senior Manager of the HR Consulting practice. In 1994 he joined IWS Training Center Co. Ltd. (the predecessor of Way Station, Inc.) and in 1997 he became one of the founding members of Way Station, Inc. He was promoted to the Deputy President for Way Station, Inc., and in 1998 assumed the office of Chairman and Chief Executive Officer of the firm. Mr. Hayashi holds a Bachelor of Economics degree from Aoyama Gakuin University in Tokyo.

Except for Mr. Pinola & Mr. Gavin, who have employment agreements with the Company, each executive officer has been elected by the Board of Directors for a term expiring with the first Board of Directors' meeting held after the next annual meeting of shareholders.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

The information required by this Item is incorporated by reference to the section titled "Common Share Data" in the Company's 2000 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6: Selected Financial Data

The information required by this Item is incorporated by reference to the section titled "Selected Financial Data" in the Company's 2000 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

The information required by this Item is incorporated by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 8: Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the sections titled "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

The information called for by Items 10 through 13 of Form 10-K (except for the information set forth on pages 11-16 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Proposal 1: Election of Directors", "Executive Compensation", "Principal Shareholders and Management's Holdings", "Compliance with Section 16(a) of Securities Exchange Act of 1934", "Committees of the Board of Directors", "Certain Relationships and Related Party Transactions", and "Proposal 3: Ratification of Appointment of Independent Public Accountants" contained in the Company's definitive Proxy Statement with respect to its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       (a)    The following documents are filed as a part of this Report:

              1. Financial statements: The following is a list of financial statements which have been incorporated by reference from the Company's 2000 Annual Report to Shareholders, as set forth in Item 8:

              Report of Arthur Andersen LLP, Independent Public Accountants Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000
              Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2000
              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000
              Notes to Consolidated Financial Statements

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

                               INDEX TO EXHIBITS
Exhibit No.
- ----------

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

10.16 Amendment to Employment Agreement dated as of January 1, 1999 by and between Right Management Consultants, Inc. and Richard J. Pinola (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1998, filed March 31, 1999). *

10.17 Amendment to Employment Agreement dated as of January 1, 1999 by and between Right Management Consultants, Inc. and Joseph T. Smith (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1998, filed March 31, 1999). *

10.18 Employment Agreement and Supplemental Deferred Compensation Plan dated as of January 1, 1999 by and between Right Management Consultants, Inc. and John J. Gavin (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1998, filed March 31, 1999). *

10.19 Amendment to the 1993 Stock Incentive Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-84493), filed August 4,
       1999). *

10.20 Amendment to the 1996 Employee Stock Purchase Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-84495), filed August 4, 1999). *

10.21 Supplemental Early Retirement Plan for certain employees, dated January 1, 2000 (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1999, filed March 30, 2000). *

10.22 Third Amendment, dated June 29, 2000, to the Credit Agreement between Right Management Consultants, Inc. and its wholly owned subsidiaries and PNC Bank, National Association dated December 20, 1996 (incorporated by reference to the Company's report on Form 10Q for the period ended September 30, 2000, filed November 14, 2000).

10.23 Purchase Agreement between and among Right Management Consultants, Inc. and Way Station, Inc., Keiichi Iwao, Akifumi Hayashi, and Motohiko Uezumi dated November 2, 2000.

*These documents are compensatory plans or agreements required to be filed as Exhibits.

10.24  Amendment to the Directors' Stock Option Plan. *

10.25  Amendment to the 1996 Employee Stock Purchase Plan. *

10.26  Amendment to the Company's 401(k) Savings Plan. *

13 Portions of the Company's 2000 Annual Report to Shareholders expressly incorporated by reference.

21     Subsidiaries of the Company.

23     Consent of Arthur Andersen LLP

     * These documents are compensatory plans or agreements required to be filed as Exhibits.

       (b)    Reports on Form 8-K
              No Reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RIGHT MANAGEMENT CONSULTANTS, INC.

                                          By: /S/ RICHARD J. PINOLA
                                              ----------------------------
                                             Richard J. Pinola,
                                             Chairman of the Board and
                                             Chief Executive Officer


                                 Dated: 4/02/01

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                         Title                        Date
       ----------                         -----                        ----
/S/ RICHARD J. PINOLA               Chairman of the Board              4/02/01
- ---------------------               and Chief Executive Officer        -------
Richard J. Pinola

/S/ CHARLES J. MALLON               Chief Financial                    4/02/01
- ---------------------               Officer and Principal              -------
Charles J. Mallon                   Accounting Officer

/S/ FRANK P. LOUCHHEIM              Director                           4/02/01
- ----------------------                                                 -------
Frank P. Louchheim

/S/ JOSEPH T. SMITH                 Director                           4/02/01
- -------------------                                                    -------
Joseph T. Smith

/S/ JOHN J. GAVIN                   Director                           4/02/01
- ------------------                                                     -------
John J. Gavin

/S/ LARRY A. EVANS                  Director                           4/02/01
- ------------------                                                     -------
Larry A. Evans

/S/ DR. MARTI D. SMYE               Director                           4/02/01
- ---------------------                                                  -------
Dr. Marti D. Smye

/S/ JOHN R. BOURBEAU                Director                           4/02/01
- --------------------                                                   -------
John R. Bourbeau

/S/ RAYMOND B. LANGTON              Director                           4/02/01
- ----------------------                                                 -------
Raymond B. Langton

/S/ REBECCA J. MADDOX               Director                           4/02/01
- ---------------------                                                  -------
Rebecca J. Maddox

/S/ CATHERINE Y. SELLECK            Director                           4/02/01
- ------------------------                                               -------
Catherine Y. Selleck

/S/ FREDERICK R. DAVIDSON           Director                           4/02/01
- -------------------------                                              -------
Frederick R. Davidson

/S/ KEIICHI IWAO                    Director                           4/02/01
- ----------------                                                       -------
Keiichi Iwao

                               ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Right Management Consultants, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Right Management Consultants, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 2, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed on page 24 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     /S/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 2, 2001

                                               Right Management Consultants, Inc.

                                  Schedule II - Valuation and Qualifying Accounts and Reserves

                                      For the Years Ended December 31, 2000, 1999 and 1998




                                                                      Additions
                                                            -----------------------------

                                          Balance at         Charged to        Charged to                            Balance at
                                         Beginning of         Costs and          Other                                 End of
Description                                  Year             Expenses          Accounts        Deductions              Year
- -----------                                  ----             --------          --------        ----------              ----
2000:
- ----
Allowance for doubtful accounts           $ 1,467,000         $ 831,000               -          $ 702,000           $ 1,596,000
                                          ============                                                               ===========


1999:
- ----

Allowance for doubtful accounts           $ 1,066,000         $ 614,000               -          $ 213,000           $ 1,467,000
                                          ============                                                               ===========


1998:
- ----

Allowance for doubtful accounts            $ 663,000          $ 576,000               -          $ 173,000           $ 1,066,000
                                           ==========                                                                ===========


                                  Exhibit Index


Exhibit No.               Description

10.23 Purchase Agreement between and among Right Management Consultants, Inc. and Way Station, Inc., Keiichi Iwao, Akifumi Hayashi, and Motohiko Uezumi dated November 2, 2000.

10.24     Amendment to the Directors' Stock Option Plan.

10.25     Amendment to the 1996 Employee Stock Purchase Plan.

10.26     Amendment to the Company's 401(k) Savings Plan.

13 The Company's 2000 Annual Report to Shareholders, portions of which are incorporated by reference

21        Subsidiaries of the Company

23        Consent of Arthur Andersen LLP