Form 10-Q
period 2001-03-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 2001-05-15
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 2001
                                        --------------------------

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

                       Yes       X                        No
                          ---------------                   ---------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2001:

         Common Stock, $0.01 par value                          9,437,335
         -----------------------------                    ---------------------
                      Class                                  Number of Shares

                                             Right Management Consultants, Inc.
                                           Condensed Consolidated Balance Sheets
                                          (Dollars in Thousands Except Share Data)
                                                        (Unaudited)

                                                                                             March 31,          December 31,
                                                                                               2001                 2000
                                                                                             ---------           ---------
                                                           Assets

           Current Assets:
             Cash and cash equivalents                                                       $  10,645           $  13,157
             Accounts receivable, trade, net of allowance for doubtful accounts
               of $1,637 and $1,596 in 2001 and 2000 respectively                               59,049              41,626
             Royalties and fees receivable from Affiliates                                       4,490               3,991
             Prepaid expenses and other current assets                                           8,096               4,173
             Income taxes receivable                                                             1,146               4,518
             Deferred income taxes                                                               1,091               1,088
                                                                                             ---------           ---------
                  Total Current Assets                                                          84,517              68,553

           Property and equipment, net of accumulated depreciation of $38,918
              and $35,979 in 2001 and 2000 respectively                                         20,744              18,546

           Intangible assets, net of accumulated amortization of $16,937 and
               $15,809 in 2001 and 2000 respectively                                            72,039              64,586
           Equity investment in joint venture                                                       --               2,331
           Deposit for investment in joint ventures                                                 --               8,081
           Deferred income taxes                                                                 1,749               1,718
           Other                                                                                 3,609               1,622
                                                                                             ---------           ---------
                  Total Assets                                                               $ 182,658           $ 165,437
                                                                                             =========           =========

                                           Liabilities and Shareholders' Equity

           Current Liabilities:
             Current portion of long-term debt and other obligations                         $     492           $     470
             Accounts payable                                                                    6,829               7,687
             Fees payable to Affiliates                                                          3,504               2,641
             Accrued incentive compensation and benefits                                         4,766               7,285
             Other accrued expenses                                                              7,600              10,284
             Deferred revenue                                                                   39,878              28,169
                                                                                             ---------           ---------
                  Total Current Liabilities                                                     63,069              56,536
                                                                                             ---------           ---------

           Long-term debt and other obligations                                                 59,944              52,220
                                                                                             ---------           ---------

           Deferred compensation                                                                 4,833               4,746
                                                                                             ---------           ---------

           Minority interest in subsidiaries                                                     3,229                  --
                                                                                             ---------           ---------

           Commitments and Contingent Liabilities

           Shareholders' Equity:
             Preferred stock, no par value; 1,000,000 shares authorized; no
               shares issued                                                                        --                  --
             Common stock, $.01 par value; 20,000,000 shares authorized;
              11,395,166 and 11,345,054 shares issued in 2001 and 2000 respectively                114                 113
             Additional paid-in capital                                                         20,249              19,757
             Retained earnings                                                                  53,626              50,467
             Accumulated other comprehensive income                                             (8,305)             (4,301)
                                                                                             ---------           ---------
                                                                                                65,684              66,036
             Less treasury stock, at cost, 1,971,978 shares in 2001 and 2000                   (14,101)            (14,101)
                                                                                             ---------           ---------
                  Total Shareholders' Equity                                                    51,583              51,935
                                                                                             ---------           ---------
                  Total Liabilities and Shareholders' Equity                                 $ 182,658           $ 165,437
                                                                                             =========           =========


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Right Management Consultants, Inc.
                          Condensed Consolidated Statements of Operations
                 (Dollars and Shares in Thousands Except Earnings per Share Data)
                                            (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        2001                2000
                                                                       --------          --------

Revenue:
Company office revenue                                                 $ 59,725          $ 46,603
Affiliate royalties                                                       1,434             1,032
                                                                       --------          --------

Total revenue                                                            61,159            47,635
                                                                       --------          --------

Expenses:
Consultants' compensation                                                25,028            18,409
Office sales and consulting support                                       4,278             3,007
Office depreciation                                                       1,726             1,466
Office administration                                                    17,026            14,440
General sales and administration                                          4,188             3,898
Depreciation and amortization                                             2,035             1,615
                                                                       --------          --------

Total expenses                                                           54,281            42,835
                                                                       --------          --------

Income from operations                                                    6,878             4,800

Net interest expense                                                        790               445
                                                                       --------          --------

Income before income taxes                                                6,088             4,355

Provision for income taxes                                                2,669             1,865

Minority interest in net income of subsidiaries                             260                --

Equity in loss of unconsolidated joint venture                               --               141
                                                                       --------          --------

Income before cumulative effect of
     change in accounting principle                                       3,159             2,349

Cumulative effect of change in
     accounting principle, net of tax benefit of $6,888                      --           (11,407)
                                                                       --------          --------

Net income (loss)                                                      $  3,159          $ (9,058)
                                                                       ========          ========

Basic earnings per share before cumulative effect of change
     in accounting principle, net of taxes                             $   0.34          $   0.26
                                                                       ========          ========

Diluted earnings per share before cumulative effect of change
     in accounting principle, net of taxes                             $   0.32          $   0.26
                                                                       ========          ========

Basic earnings (loss) per share                                        $   0.34          $  (1.00)
                                                                       ========          ========

Diluted earnings (loss) per share                                      $   0.32          $  (1.00)
                                                                       ========          ========

Basic weighted average shares outstanding                                 9,398             9,042
                                                                       ========          ========

Diluted weighted average shares outstanding                               9,751             9,042
                                                                       ========          ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      Right Management Consultants, Inc.
                                Condensed Consolidated Statements of Cash Flows
                                            (Dollars in Thousands)
                                                  (Unaudited)

                                                                                       Three Months Ended March 31,

                                                                                          2001              2000
                                                                                       --------           --------

Operating Activities:
  Net income (loss)                                                                    $  3,159           $ (9,058)
  Adjustments to reconcile net income to net cash
    utilized in operating activities:
      Cumulative effect of change in accounting principle, net of tax benefit                --             11,407
      Depreciation and amortization                                                       3,761              3,081
      Deferred income taxes                                                                 (34)               (10)
      Minority interest in net income of subsidiaries                                       260                 --
      Provision for doubtful accounts                                                       170                241
      Equity in earnings of unconsolidated joint venture                                     --                141
      Other non-cash items                                                                  193                (84)
      Changes in operating accounts:
          (Increase) in operating assets                                                (13,621)            (1,760)
          Increase/(Decrease) in operating liabilities                                    3,282             (9,576)
                                                                                       --------           --------

  Net cash utilized in operating activities                                              (2,830)            (5,618)
                                                                                       --------           --------

Investing Activities:
  Purchase of property and equipment                                                     (3,009)            (1,299)
  Net cash paid for acquisitions                                                         (3,336)            (9,341)
  Increase in cash surrender value of
   company-owned life insurance                                                              --               (467)
  Capital contribution to joint venture                                                      --                (99)
                                                                                       --------           --------

  Net cash utilized in investing activities                                              (6,345)           (11,206)
                                                                                       --------           --------

Financing Activities:
  Borrowings under credit agreements                                                      7,100             12,923
  Payment of long-term debt and other obligations                                          (930)            (1,570)
  Proceeds from stock issuances                                                             493                135
                                                                                       --------           --------

  Net cash provided by financing activities                                               6,663             11,488
                                                                                       --------           --------

Decrease in cash and cash equivalents                                                    (2,512)            (5,336)

Cash and cash equivalents, beginning of period                                           13,157             11,187
                                                                                       --------           --------

Cash and cash equivalents, end of period                                               $ 10,645           $  5,851
                                                                                       ========           ========

Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                                          $    917           $    461
                                                                                       ========           ========

     Income taxes                                                                      $  2,605           $  1,014
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. (the "Company") and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to revenue recognition for certain transactions. The Company adopted SAB No. 101 effective December 31, 2000 and recorded the cumulative effect of the change as of January 1, 2000, as required under the implementation guidelines for a change in accounting. The Condensed Consolidated Statement of Operations for the three months ended March 31, 2000 has been restated resulting in a decrease to previously reported net income for the first quarter 2000 of $11,388,000 ($1.26 per share) as a result of the cumulative effect on prior years of applying SAB No. 101.

Stock Split

Effective on April 6, 2001, Common Shares of the Company split into three shares for every two shares outstanding; these additional shares were issued on that same day. The stated par value per share of the Common Shares was not changed from its existing amount of $0.01 per share. All share and per share amounts referred to in the Condensed Consolidated Financial Statements and Notes thereto have been restated to reflect this split.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts have been reclassified in the prior years' Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements to conform to 2001 presentation.

NOTE B - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," on January 1, 2001. SFAS No. 133 requires the transition adjustment, net of the tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

The amount of the net-of-tax transition adjustment recorded in accumulated other comprehensive income as a result of recognizing all derivatives that are designated as cash flow hedging instruments at fair value amounted to a net loss of $120,000. The amount of the net-of-tax transition adjustment recorded in accumulated other comprehensive income as a result of recognizing all derivatives that are designated as a hedge of a net investment in a foreign operation at fair value amounted to a net loss of $144,000. The Company expects to reclassify as earnings during the next twelve months, $48,000 from the transition adjustments that were recorded in accumulated other comprehensive income.

The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either 1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"),
2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or 3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative or a non-derivative instrument that is designated as, and meets all the required criteria for, a hedge of a net investment are recorded as part of the cumulative translation adjustment account in accumulated other comprehensive income. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

The Company does business in many foreign countries; therefore, its earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated transactions and net investments in foreign operations. These items are denominated in various foreign currencies. It is the policy of the Company to minimize its cash flow exposure to adverse changes in currency and exchange rates for certain of these investments by entering into foreign exchange contracts to hedge its exposure to fluctuations in foreign currency exchange rates. These agreements generally involve the exchange of one currency for a second currency at some future date. Forward exchange contracts are also used to hedge the value of investments in certain foreign subsidiaries and affiliates by creating a liability in a currency in which the Company has a net equity position.

It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate the financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the Company is managed with the objectives and intent to 1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company's access to debt capital and provide debt capital as required for funding and liquidity purposes, and 2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management parameters. The Company enters into interest rate swap agreements to change the fixed/variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. Accordingly, the Company currently has interest rate swap contracts outstanding to effectively convert variable-rate debt to fixed-rate debt. These contracts entail the exchange of fixed- and floating-rate interest payments periodically over the life of the agreements.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

General sales and administration expense for the three months ended March 31, 2001, includes $133,000 of net gains from hedge ineffectiveness or from excluding a portion of a derivative instruments' gain or loss from the assessment of hedge effectiveness related to derivatives designated as fair value hedges. There was no gain or loss recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

For the three months ended, March 31, 2001, $66,000 of a net loss related to hedges of net investments in foreign operations were recorded in derivatives and hedging instruments gains (losses) included in accumulated other comprehensive income.

NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Income are as follows:

                                                              (Dollars in Thousands)
                                              Currency           Derivative and
                                             Translation      Hedging Instruments
                                             Adjustments         Gains (Losses)           Total
Balance at December 31, 2000                  ($4,301)              $    --             ($4,301)
Accumulated transition adjustment,
         net of tax benefit of $176                --                  (264)               (264)
Change in fair value of derivatives
         and hedging instruments,
         net of tax benefit of $94                 --                  (121)               (121)
Currency translation adjustment                (3,619)                   --              (3,619)
                                              -------               -------             -------
Balance at March 31, 2001                     ($7,920)              $  (385)            ($8,305)
                                              =======               =======             =======

The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been provided for on these foreign currency translation adjustments. Total comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was ($845,000) and ($9,732,000), respectively.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - ACQUISITIONS

Effective January 1, 2001, the Company acquired an additional 31% equity interest in Way Station, Inc., a leading career transition services firm in Japan, giving the Company a 51% controlling equity interest. The Company also announced the purchase of a 51% controlling equity interest in both Saad-Fellipelli Recursos Humanos Ltda. ("Saad-Fellipelli"), a Brazilian career transition firm, and Coaching-Psicologia Estrategica Ltda. ("Coaching"), a Brazilian organizational consulting firm, also with effective dates of January 1, 2001. In accordance with terms of the agreements, two-thirds of the purchase price for the interest in Way Station, Inc., and the total purchase price for Saad-Fellipelli and Coaching was paid in 2000. The remaining one-third of the purchase price for the interest in Way Station, Inc. was paid during the first quarter 2001. The Company borrowed $3,100,000 under its Credit Agreement to fund this payment made in the first quarter. These purchase prices, including costs of acquisitions, totaled approximately $11,163,000 and exceeds the fair value of the assets acquired by $10,418,000. The Company acquired $2,456,000 in cash and cash equivalents from these acquisitions. The purchase price allocations for these acquisitions are based upon information available at this time and are subject to change.

During the first quarter 2001, the Company paid approximately $3,222,000 in earnout and other payments related to acquisitions made in prior years.

The unaudited pro-forma results of operations for the three months ended March 31, 2000, reflecting the combined results of the Company and the acquisitions detailed above as if the acquisitions had been consummated at the beginning of each period presented, are as follows:

                                               (Dollars in Thousands
                                                 Except Share Data)
                                         Three Months Ended March 31, 2000

Revenue                                             $    54,320
                                                    ===========

Income before income taxes                          $     2,984
                                                    ===========

Income before cumulative effect of
change in accounting principle, net of tax          $     1,683
                                                    ===========

Net income (loss)                                   ($    9,724)
                                                    ===========

Diluted earnings (loss) per share                   ($     1.08)
                                                    ===========

Diluted weighted average
number of shares outstanding                          9,042,000
                                                    ===========

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - DEBT AND OTHER OBLIGATIONS

As of March 31, 2001, total borrowings under the Company's Credit Agreement amounted to $58,725,000. This includes $3,100,000 borrowed in the first quarter 2001 for the purchase of an additional 31% equity interest in Way Station, Inc. (see Note D), and $4,000,000 borrowed in the first quarter 2001 to fund incentives and earnout payments. As of March 31, 2001, the weighted average interest rate on the floating rate borrowings totaling $28,725,000 under the Company's Credit Agreement was 6.60%.

During the first quarter 2001, the Company terminated its fixed interest rate swap agreement with an aggregate notional principal of $30,000,000 and related interest rate floor for 87% of the notional principal, and entered into a new fixed interest rate swap agreement with an aggregate notional principal of $30,000,000 and a term of 27 months. The purpose of this was to comply with the Company's policy for hedge accounting. The new fixed interest rate swap qualifies as a cash flow hedge pursuant to SFAS No. 133, which allows the Company to record related gains and losses in other comprehensive income. This new fixed interest rate swap agreement has an effective date of March 30, 2001. Under the terms of this swap agreement, there are no scheduled payments of notional principal until the Credit Agreement matures in June 2003.

As of March 31, 2001, the Company also had two cross currency swap agreements ("cross currency swaps") related to the Company's investment in Way Station, Inc. (see Note D), with no scheduled payments. One of the cross currency swaps with a notional principle of $8,000,000 invests in the Japanese market with a fixed interest rate of 2.85%, payable in Japanese YEN. The second of the cross currency swaps, effective January 4, 2001, with a notional principle of $3,038,000 invests in the Japanese market with a fixed interest rate of 2.79%, also payable in Japanese YEN. These cross currency swaps are calculated using a variable rate of one-month LIBOR plus 125 basis points (1.25%). As of March 31, 2001, the Company pays interest at a weighted average fixed rate of 2.83% on the principal in Japanese YEN, and its lenders pay the Company interest at a weighted average variable rate of 7.07% on the principal in U.S. dollars.

The notional amounts of the swap agreements discussed above do not represent amounts exchanged by the parties and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The Company has made adjustments to interest expense for the net cash paid or received on interest rate swap agreements. The impact of the above interest rate swap agreements on interest expense has been immaterial to date. See Note B for the impact of adopting SFAS No. 133, effective January 1, 2001.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for March 31, 2001 and 2000 are detailed as follows:

                                              For the three months                            For the three months
                                              ended March 31, 2001                            ended March 31, 2000
                                     Income           Shares        EPS              (Loss)           Shares          EPS
    Basic EPS:
    Net income (loss)                 $3,159,000       9,398,000     $0.34           ($9,058,000)      9,042,000      ($1.00)
                                                                     =====                                            =======
    Impact of options                         --         353,000                              --              --
                                      ----------       ---------                     -----------       ---------
    Diluted EPS:
    Net income (loss)                 $3,159,000       9,751,000     $0.32           ($9,058,000)      9,042,000      ($1.00)
                                      ==========       =========     =====           ============      =========      =======

For the three months ended March 31, 2001, outstanding options to purchase 73,313 shares of Company Common Shares at option exercise prices ranging from $14.67 to $16.22 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Shares.

For the three months ended March 31, 2000, the impact of all options were excluded from the diluted EPS calculation since the impact would have been anti-dilutive.

NOTE G - SEGMENTS

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

The Company's operations are segregated into two lines of business: career transition and organizational consulting ("consulting"), including career management. The Company operates these lines of business across the geographic areas of the United States, Canada, Europe, Austral-Asia, Japan and Brazil. These operations offer different services and require different marketing strategies. Career transition offers support for organizations separating employees, including assistance in handling the initial difficulties of termination, identifying continuing career goals and options, and aiding in developing skills for the search for a new job. Consulting offers help to companies within the organizational performance, leadership development, and talent management areas. With more than 200 service locations worldwide, the Company manages operations by geographic segments to enhance global growth and establish major accounts with global clients.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SEGMENTS (Continued)

The Company primarily delivers its services to mid-size and large companies. During the first quarter 2001, one specific client represented 18% of the Company's accounts receivable on the Condensed Consolidated Balance Sheet.

Summarized operations of each of the Company's geographic segments in the aggregate as of March 31, 2001 and 2000 and for the three months then ended are as follows:

                                                    (Dollars in Thousands - Unaudited)
                                                                      Austral-
March 31, 2001               U.S.          Canada         Europe           Asia          Japan        Brazil     Consolidated
--------------               ----          ------         ------           ----          -----        ------     ------------
Identifiable assets        $107,257       $ 12,906       $ 30,060        $ 11,938       $18,621       $1,876       $182,658
                           ========       ========       ========        ========       =======       ======       ========

March 31, 2000
--------------
Identifiable assets          82,943         13,727         16,245          18,189         2,088           --        133,192
                           ========       ========       ========        ========       =======       ======       ========

For the three
months ended
March 31, 2001
--------------
Revenue                      40,372          3,685          8,555           3,366         4,686          495         61,159
                           ========       ========       ========        ========       =======       ======       ========

Operating
income (loss) (1)             4,802            513            797             540           276          (50)         6,878
                           ========       ========       ========        ========       =======       ======       ========

Depreciation and
amortization                  2,416            242            470             317           278           38          3,761
                           ========       ========       ========        ========       =======       ======       ========

Capital expenditures          2,724            120            116              31             9            9          3,009
                           ========       ========       ========        ========       =======       ======       ========


For the three
months ended
March 31, 2000
--------------
Revenue                      35,091          4,346          4,354           3,844            --           --         47,635
                           ========       ========       ========        ========       =======       ======       ========

Operating
income (loss) (1)             3,046          1,275           (110)            589            --           --          4,800
                           ========       ========       ========        ========       =======       ======       ========

Depreciation and
amortization                  2,448             95            111             427            --           --          3,081
                           ========       ========       ========        ========       =======       ======       ========

Capital expenditures            963             77            224              35                                     1,299
                           ========       ========       ========        ========       =======       ======       ========

(1) The operating income reported for the U. S. segment includes total general sales and administration expenses and depreciation and amortization expenses ("G & A expenses") reported on the Condensed Consolidated Statements of Operations.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SEGMENTS (Continued)

Revenues and expenses of the Company's lines of business for Company offices, excluding the total general sales and administration expenses and depreciation and amortization expenses ("G & A expenses") and Affiliate royalties, are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Revenue and Company office operating income for each of the Company's lines of business in the aggregate for the three months ended March 31, 2001 and 2000 are as follows:

                       (Dollars in Thousands - Unaudited)
                              For the three months
                                 ended March 31,

                         Career
                         Transition   Consulting    Consolidated
2001
----
Company office
    revenue               $46,406       $13,319       $59,725
                          =======       =======       =======

Company office
   operating income        10,826           841        11,667
                          =======       =======       =======


                         Career
                         Transition   Consulting    Consolidated
2000
----
Company office
    revenue               $40,008       $ 6,595       $46,603
                          =======       =======       =======

Company office
   operating income         8,928           353         9,281
                          =======       =======       =======


NOTE H - SUBSEQUENT EVENT

In April 2001, the Company purchased certain assets of two Norwegian consulting firms for a combination of cash, future defined contingent payments, future purchase price payments and Common Shares of the Company issued from treasury shares. Kontenta, located in Bergen, Norway and Human Link located in Stavanger, Norway, completes the Company's presence in the three largest markets throughout Norway. The total initial cash purchase price for these two acquisitions was $3,754,000. The Company issued from treasury shares 27,474 Common Shares to the principals of Human Link.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 2001, revenue generated by Company offices increased by 28% or $13,122,000 from the corresponding quarter in 2000. This increase is due to $9,589,000 in incremental revenues from acquisitions consummated subsequent to the first quarter 2000, and to a same office revenue increase of 8% or $3,533,000.

For the three months ended March 31, 2001, revenue generated by Company offices within the career transition line of business increased by 16% or $6,398,000. This career transition revenue increase is due to $3,737,000 in incremental revenues from acquisitions and a same office revenue increase of 7% or $2,661,000. The same office revenue increase within the career transition line of business was favorably impacted by a weakening economy throughout North America and Europe.

For the three months ended March 31, 2001, revenue generated by Company offices within the consulting line of business increased by 102% or $6,724,000. This increase in consulting revenue is due to $5,852,000 in incremental revenues from acquisitions and a same office increase of 13% or $872,000. The same office revenue increase within the consulting line of business was the result of higher sales volume primarily experienced throughout the eastern and western regions of the United States and Europe.

For the three months ended March 31, 2001, Affiliate royalties increased 39% or $402,000 from the corresponding period in 2000, primarily due to the aforementioned impact of weakening economic conditions across North America.

For the three months ended March 31, 2001, total Company office expenses increased 29% or $10,736,000 from the corresponding quarter in 2000. This increase is primarily due to $8,197,000 in incremental costs from acquisitions consummated subsequent to the first quarter 2000 and an increase in costs for adjunct staff and foreign correspondents, career center staff and other career center costs.

Pursuant to the Company's revenue recognition policy (see Note A), the Company's deferred revenue increased $11,709,000, or 42% from December 31, 2000, reflecting the dramatically higher level of career transition billings in the first quarter 2001. Aggregate Company office margins were 20% for both the three months ended March 31, 2001 and 2000. Despite the aforementioned increase in revenues in the first quarter 2001 as compared to the first quarter 2000, the Company's incurred costs to service the increased sales volume, was in excess of the revenue it recognized.

For the three months ended March 31, 2001, G & A expenses (general sales and administration expenses and depreciation and amortization expenses) increased by 13% or $710,000 from the first quarter 2000. This increase is due primarily to an increase in administrative salaries, amortization expense, and travel and advertising expenses. G & A expenses as a percentage of total revenue was 10% for the first quarter 2001 and 12% for the first quarter 2000.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Net interest expense for the three months ended March 31, 2001 increased $345,000 due to an increase in borrowings primarily for acquisition activities and funding for incentives and earnout payments.

The Company's effective tax rates for the three months ended March 31, 2001 and 2000 were 44% and 43%, respectively. The increase in the effective tax rate is primarily due to an increase in the impact of non-deductible amortization expense related to acquisitions.

The minority interest in net income of subsidiaries for the three months ended March 31, 2001 was $260,000 for the minority interest related to Way Station, Inc. No minority interest was booked during the first quarter 2001 for Saad Fellipelli and Coaching as they produced breakeven results. The equity in loss of unconsolidated joint venture for the three months ended March 31, 2000 represents the Company's 20% equity interest for Way Station, Inc. at that time.

Capital Resources and Liquidity

At March 31, 2001 and December 31, 2000, the Company had cash and cash equivalents of $10,645,000 and $13,157,000, respectively. At March 31, 2001 and December 31, 2000, the Company had working capital of $21,448,000 and $12,017,000, respectively. Cash flow, defined as earnings before interest, taxes, depreciation and amortization, for the three months ended March 31, increased 35% to $10,639,000 in 2001 from $7,881,000 in 2000.

Net cash utilized for investing activities amounted to $6,345,000 and $11,206,000 for the three months ended March 31, 2001 and 2000, respectively. This investment activity is primarily the result of the Company's final payment for acquiring a 31% equity interest in Way Station, Inc., as well as payments for earnouts related to acquisitions made in prior years (See Note D to the Condensed Consolidated Financial Statements). Additionally, the Company continues to purchase equipment and technology to meet the needs of its expanding operations and to enhance its operating efficiency.

Net cash provided by financing activities amounted to $6,663,000 and $11,488,000 for the three months ended March 31, 2001 and 2000, respectively. This financing activity for 2001 was primarily the result of the $7,100,000 borrowing made to complete the acquisition of Way Station, Inc. and to fund the payments of incentives and earnouts (See Notes D and E to the Condensed Consolidated Financial Statements).

As of May 14, 2001, the Company had approximately $1,275,000 available under Credit Agreement. The Company expects to be able to make repayments on its Credit Agreement during 2001 as cash becomes available from operations.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

The Company anticipates that its cash and working capital will be sufficient to service its existing debt, outstanding commitments and to maintain Company operations at current levels for the foreseeable future. However, the Company will need to increase its credit facility or develop other sources of expansion capital to pursue significant acquisitions beyond those to which the Company has already committed. The Company will continue to consider acquisitions and other expansion opportunities as they arise, subject to access to capital, although the economics, strategic implications and other circumstances justifying the expansion will be key factors in determining the amount and type of resources the Company will commit.

Forward Looking Statements

Statements included in this Report on Form 10-Q, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and hereby are identified as "forward looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements including without limitation those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, and discussions concerning the planned increase in the Company's borrowing capacity are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors identified from time to time in the Company's reports filed with the SEC. The Company hereby incorporates by reference the discussion concerning forward looking statements set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC, as well as the risk factors identified within the same Annual Report on Form 10-K. Readers of this Report are cautioned not to place undue reliance upon these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward looking statements or reflect events or circumstances after the date hereof.

Quantitative and Qualitative Disclosures About Market Risks

As discussed in Note E, the Company has entered into a fixed interest rate swap agreement and two cross currency and interest rate swap agreements in order to reduce its exposure to interest rate fluctuations on debt and foreign currency fluctuations.

The fixed interest rate swap agreement requires that the Company pay a fixed rate of interest to the bank on a notional amount of $30,000,000, and that the bank pay the Company a variable rate equal to one-month LIBOR.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

The cross currency swap agreements require that the Company pay a fixed rate of interest to the bank in Japanese YEN on an aggregate notional amount of 1,205,100,000 Japanese YEN, and that the bank pay the Company in U.S. dollars a variable rate equal to one-month LIBOR plus 125 basis points (1.25%) on an aggregate notional amount of $11,038,000.

The payments under these swap transactions are tied to the one-month LIBOR interest rate, which may fluctuate significantly. Any increase in the one-month LIBOR rate results in a more favorable payment to the Company, while any decrease in the one-month LIBOR rate results in a less favorable payment to the Company. The valuations of these swap transactions are principally affected by changes in Forward Interest Rates. Any increase in Forward Interest Rates is favorable to the Company as it implies LIBOR will rise over time, while any decrease in Forward Interest Rates is unfavorable to the Company.

As of March 31, 2001, the Company has swap transactions in place for a total notional amount of $41,038,000. Based upon the variable rate debt and fixed rate swaps at March 31, 2001, a 100 basis point increase in interest rates on variable rate debt would decrease annual interest expense by approximately $241,000.

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company's cross currency swap agreements (see Note E) limit its exposure to currency fluctuations with the Japanese YEN. The Company does not anticipate any material currency risk to its business or financial condition resulting from currency fluctuations, as it is unlikely that all other relevant foreign currencies would uniformly strengthen or weaken relative to the U.S. dollar.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the three months ended March 31, 2001.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:

               None

          b. The Company filed a Form 8-K on February 26, 2001 reporting its 3-for-2 common stock split effective on April 6, 2001 for shareholders of record as of March 16, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHT MANAGEMENT CONSULTANTS, INC.

                  BY:/S/ RICHARD J. PINOLA                    May 14, 2001
                    ------------------------                  ------------
                  Richard J. Pinola                               Date
                  Chairman of the Board and Chief Executive Officer

                  BY:/S/ CHARLES J. MALLON                    May 14, 2001
                    ------------------------                  ------------
                  Charles J. Mallon                               Date
                  Chief Financial Officer and
                  Principal Accounting Officer