Form 10-Q
period 2001-06-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 2001-08-14
CIK 802806

FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 2001
                                        --------------------------

                                            OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------


                         Commission File Number 0-15539

                       RIGHT MANAGEMENT CONSULTANTS, INC.
             (Exact name of registrant as specified in its charter)


       Pennsylvania                                          23-2153729
   ---------------------------------------                ------------------
   (State of other jurisdiction of                         (IRS Employer
    incorporation of organization)                       Identification No.)


   1818 Market Street, Philadelphia, Pennsylvania            19103
   ----------------------------------------------         -----------
      (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code:  (215) 988-1588

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes       X                        No
                       ---------------                   ---------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2001:

         Common Stock, $0.01 par value                      9,675,827
         -----------------------------                ----------------------
                      Class                              Number of Shares

                                       Right Management Consultants, Inc.
                                      Condensed Consolidated Balance Sheets
                                     (Dollars in Thousands Except Share Data)
                                                   (Unaudited)


                                                                                   June 30,          December 31,
                                                                                    2001                2000
                                                                                    ----                ----


                                                     Assets

Current Assets:
  Cash and cash equivalents                                                       $  18,518           $  13,157
  Accounts receivable, trade, net of allowance for doubtful accounts
    of $1,830 and $1,596 in 2001 and 2000 respectively                               66,552              41,626
  Royalties and fees receivable from Affiliates                                       5,270               3,991
  Prepaid expenses and other current assets                                           5,326               4,173
  Income taxes receivable                                                             1,158               4,518
  Deferred income taxes                                                               1,090               1,088
                                                                                  ---------           ---------
       Total Current Assets                                                          97,914              68,553

Property and equipment, net of accumulated depreciation of $39,195
   and $35,979 in 2001 and 2000 respectively                                         23,443              18,546

Intangible assets, net of accumulated amortization of $18,617 and
    $15,809 in 2001 and 2000 respectively                                            75,197              64,586
Equity investment in joint venture                                                     --                 2,331
Deposit for investment in joint ventures                                               --                 8,081
Deferred income taxes                                                                 1,800               1,718
Other                                                                                 4,045               1,622
                                                                                  ---------           ---------
       Total Assets                                                               $ 202,399           $ 165,437
                                                                                  =========           =========



                                      Liabilities and Shareholders' Equity


Current Liabilities:
  Current portion of long-term debt and other obligations                         $   1,747           $     470
  Accounts payable                                                                    9,263               7,687
  Fees payable to Affiliates                                                          5,114               2,641
  Accrued incentive compensation and benefits                                        13,606               7,285
  Other accrued expenses                                                              9,258              10,284
  Deferred revenue                                                                   47,078              28,169
                                                                                  ---------           ---------
       Total Current Liabilities                                                     86,066              56,536
                                                                                  ---------           ---------

Long-term debt and other obligations                                                 50,095              52,220

Deferred compensation                                                                 4,979               4,746

Minority interest in subsidiaries                                                     3,061                --

Commitments and Contingent Liabilities

Shareholders' Equity:
  Preferred stock, no par value; 1,000,000 shares authorized; no
    shares issued                                                                      --                  --
  Common stock, $.01 par value; 20,000,000 shares authorized;
   11,497,643 and 11,345,054 shares issued in 2001 and 2000 respectively                115                 113
  Additional paid-in capital                                                         22,151              19,757
  Retained earnings                                                                  58,998              50,467
  Accumulated other comprehensive income                                             (9,161)             (4,301)
                                                                                  ---------           ---------
                                                                                     72,103              66,036
Less treasury stock, at cost, 1,944,504 and 1,971,978
    shares in 2001 and 2000 respectively                                            (13,905)            (14,101)
                                                                                  ---------           ---------
       Total Shareholders' Equity                                                    58,198              51,935
                                                                                  ---------           ---------
       Total Liabilities and Shareholders' Equity                                 $ 202,399           $ 165,437
                                                                                  =========           =========


                                       Right Management Consultants, Inc.
                                 Condensed Consolidated Statements of Operations
                        (Dollars and Shares in Thousands Except Earnings per Share Data)
                                                   (Unaudited)


                                                                               Three Months Ended June 30,

                                                                            2001                        2000
                                                                           -----                        ----

   Revenue:
   Company office revenue                                                   $ 77,625                    $ 43,953
   Affiliate royalties                                                         2,117                       1,093
                                                                   ------------------          ------------------

   Total revenue                                                              79,742                      45,046
                                                                   ------------------          ------------------

   Expenses:
   Consultants' compensation                                                  30,010                      16,419
   Office sales and consulting support                                         6,591                       2,885
   Office depreciation                                                         1,844                       1,371
   Office administration                                                      19,905                      14,410
   General sales and administration                                            8,157                       4,240
   Depreciation and amortization                                               2,248                       1,646
                                                                   ------------------          ------------------

   Total expenses                                                             68,755                      40,971
                                                                   ------------------          ------------------

   Income from operations                                                     10,987                       4,075

   Net interest expense                                                          931                         602
                                                                   ------------------          ------------------

   Income before income taxes                                                 10,056                       3,473

   Provision for income taxes                                                  4,530                       1,515

   Minority interest in net income of subsidiaries                               154                           -

   Equity in earnings of unconsolidated joint venture                              -                         241
                                                                   ------------------          ------------------

   Net income                                                                $ 5,372                     $ 2,199
                                                                   ==================          ==================

   Basic earnings per share                                                   $ 0.57                      $ 0.24
                                                                   ==================          ==================

   Diluted earnings per share                                                 $ 0.53                      $ 0.24
                                                                   ==================          ==================

   Basic weighted average shares outstanding                                   9,482                       9,072
                                                                   ==================          ==================

   Diluted weighted average shares outstanding                                10,124                       9,074
                                                                   ==================          ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               Right Management Consultants, Inc.
                                        Condensed Consolidated Statements of Operations
                                (Dollars and Shares in Thousands Except Earnings per Share Data)
                                                          (Unaudited)

                                                                                          Six Months Ended June 30,

                                                                                      2001                        2000
                                                                                      -----                       ----

   Revenue:
   Company office revenue                                                               $ 137,350                    $ 90,556
   Affiliate royalties                                                                      3,551                       2,125
                                                                                ------------------          ------------------

   Total revenue                                                                          140,901                      92,681
                                                                                ------------------          ------------------

   Expenses:
   Consultants' compensation                                                               55,038                      34,828
   Office sales and consulting support                                                     10,869                       5,892
   Office depreciation                                                                      3,570                       2,837
   Office administration                                                                   36,931                      28,850
   General sales and administration                                                        12,345                       8,138
   Depreciation and amortization                                                            4,283                       3,261
                                                                                ------------------          ------------------

   Total expenses                                                                         123,036                      83,806
                                                                                ------------------          ------------------

   Income from operations                                                                  17,865                       8,875

   Net interest expense                                                                     1,721                       1,047
                                                                                ------------------          ------------------

   Income before income taxes                                                              16,144                       7,828

   Provision for income taxes                                                               7,199                       3,380

   Minority interest in net income of subsidiaries                                            414                           -

   Equity in earnings of unconsolidated joint venture                                           -                         100
                                                                                ------------------          ------------------

   Income before cumulative effect of
        change in accounting principle                                                      8,531                       4,548

   Cumulative effect of change in
        accounting principle, net of tax benefit of $6,888                                      -                     (11,407)
                                                                                ------------------          ------------------

   Net income (loss)                                                                      $ 8,531                    $ (6,859)
                                                                                ==================          ==================

   Basic earnings per share before cumulative effect of change
        in accounting principle, net of taxes                                              $ 0.90                      $ 0.50
                                                                                ==================          ==================

   Diluted earnings per share before cumulative effect of change
        in accounting principle, net of taxes                                              $ 0.85                      $ 0.50
                                                                                ==================          ==================

   Basic earnings (loss) per share                                                         $ 0.90                     $ (0.76)
                                                                                ==================          ==================

   Diluted earnings (loss) per share                                                       $ 0.85                     $ (0.76)
                                                                                ==================          ==================

   Basic weighted average shares outstanding                                                9,440                       9,057
                                                                                ==================          ==================

   Diluted weighted average shares outstanding                                              9,985                       9,057
                                                                                ==================          ==================

               The accompanying notes are an integral part of these condensed consolidated financial statements.


                                         Right Management Consultants, Inc.
                                  Condensed Consolidated Statements of Cash Flows
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                                                                        Six Months Ended June 30,

                                                                                         2001               2000
                                                                                       --------           --------
Operating Activities:
  Net income (loss)                                                                    $  8,531           $ (6,859)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle, net of tax benefit              --               11,407
      Depreciation and amortization                                                       7,853              6,098
      Deferred income taxes                                                                 (84)               (10)
      Tax benefit from the exercise of stock options                                        418               --
      Stock option compensation                                                             113               --
      Provision for doubtful accounts                                                       605                363
      Minority interest in net income of subsidiaries                                       414               --
      Equity in earnings of unconsolidated joint venture                                   --                 (100)
      Other non-cash items                                                                  497                355
      Changes in operating accounts:
          (Increase)/decrease in operating assets                                       (18,390)             3,853
          Increase/(decrease) in operating liabilities                                   23,018            (14,212)
                                                                                       --------           --------

  Net cash provided by operating activities                                              22,975                895
                                                                                       --------           --------

Investing Activities:
  Purchase of property and equipment                                                     (7,990)            (3,136)
  Net cash paid for acquisitions                                                         (7,746)            (9,912)
  Increase in cash surrender value of
   company-owned life insurance                                                            --                 (467)
  Capital contribution to joint venture                                                    --                  (99)
                                                                                       --------           --------

  Net cash utilized in investing activities                                             (15,736)           (13,614)
                                                                                       --------           --------

Financing Activities:
  Borrowings under credit agreements                                                      8,359             12,923
  Payment of long-term debt and other obligations                                       (10,968)            (3,106)
  Proceeds from stock issuances                                                           1,621                277
                                                                                       --------           --------

  Net cash (utilized in) provided by financing activities                                  (988)            10,094
                                                                                       --------           --------

Effect of exchange rate changes on cash and
 cash equivalents                                                                          (890)              (292)
                                                                                       --------           --------

Increase (decrease) in cash and cash equivalents                                          5,361             (2,917)

Cash and cash equivalents, beginning of period                                           13,157             11,187
                                                                                       --------           --------

Cash and cash equivalents, end of period                                               $ 18,518           $  8,270
                                                                                       ========           ========



Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                                          $  2,041           $  1,099
                                                                                       ========           ========

     Income taxes                                                                      $  7,549           $  3,354
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. (the "Company") and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to revenue recognition for certain transactions. The Company adopted SAB No. 101 effective December 31, 2000 and recorded the cumulative effect of the change as of January 1, 2000, as required under the implementation guidelines for a change in accounting, and at the same time, restated the results for the three and six months ended June 30, 2000 to reflect the effect of applying SAB No. 101. This restatement for the three months ended June 30, 2000 resulted in an increase to previously reported net income of $196,000 or $0.02 per share, and the restatement for the six months ended June 30, 2000 resulted in a decrease to previously reported net income of $11,192,000 or $1.24 per share, of which $11,407,000, or $1.26 per share, related to the cumulative effect of the change.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Split

Effective on April 6, 2001, Common Shares of the Company were split into three shares for every two shares outstanding; these additional shares were issued on that same day. The stated par value per share of the Common Shares was not changed from its existing amount of $0.01 per share. All share and per share amounts referred to in the Condensed Consolidated Financial Statements and Notes thereto have been restated to reflect this split.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Goodwill and intangibles already recorded will be evaluated by this criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002 which may result in future, periodic write-downs of its goodwill.

Reclassifications

Certain amounts have been reclassified in the prior years' Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements to conform to 2001 presentation.

NOTE B - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," on January 1, 2001. SFAS No. 133 requires the transition adjustment, net of the tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The amount of the net-of-tax transition adjustment recorded in accumulated other comprehensive income as of January 1, 2001 as a result of recognizing all derivatives that are designated as cash flow hedging instruments at fair value or that are designated as a hedge of a net investment in a foreign operation at fair value was not significant.

The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative or a non-derivative instrument that is designated as, and meets all the required criteria for, a hedge of a net investment in a foreign operation are recorded as part of the cumulative translation adjustment account in accumulated other comprehensive income. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

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

It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate the financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the Company is managed with the objectives and intent to (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company's access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management parameters. The Company enters into interest rate swap agreements to change the fixed/variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. Accordingly, the Company currently has interest rate swap contracts outstanding to effectively convert variable-rate debt to fixed-rate debt. These contracts entail the exchange of fixed- and floating-rate interest payments periodically over the life of the agreements.

General sales and administration expense for the three and six months ended June 30, 2001, includes $80,000 and $21,000, respectively, in net losses from hedge ineffectiveness or from excluding a portion of a derivative instruments' gain or loss from the assessment of hedge effectiveness related to derivatives designated as fair value hedges. There was no gain or loss recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

For the three and six months ended, June 30, 2001, $85,000 and $226,000, respectively, of net losses (net of tax) related to changes in the fair value of derivatives qualifying as cash flow hedges were recorded in derivatives and hedging instruments gains (losses) included in accumulated other comprehensive income. For the three and six months ended, June 30, 2001, $32,000 of net losses (net of tax) and $365,000 of net gains (net of tax), respectively, related to changes in the fair value of hedges of net investments in foreign operations were recorded in currency translation adjustments included in accumulated other comprehensive income.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Income are as follows (dollars in thousands):

                                              Currency           Derivative and
                                             Translation      Hedging Instruments
                                            Adjustments          Gains (Losses)           Total
Balance at December 31, 2000                  ($ 4,301)               $      --         ($4,301)
Accumulated transition adjustment,
         net of tax benefit of $160                 --                     (240)           (240)
Change in fair value of derivatives
         and hedging instruments,
         net of tax benefit of $151                 --                     (226)           (226)
Currency translation adjustment                 (4,394)                      --          (4,394)
                                             ----------             ------------     ----------
Balance at June 30, 2001                       ($8,695)                $   (466)        ($9,161)
                                             ==========             ============     ==========

The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been provided for on these foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 2001 and 2000 was $4,516,000 and $1,835,000, respectively. Total comprehensive income (loss) for the six months ended June 30, 2001 and 2000 was $3,671,000 and ($7,897,000), respectively.

NOTE D - ACQUISITIONS

Effective January 1, 2001, the Company acquired an additional 31% equity interest in Way Station, Inc., a leading career transition services firm in Japan, giving the Company a 51% controlling equity interest. Also effective January 1, 2001, the Company purchased 51% controlling equity interests in both Saad-Fellipelli Recursos Humanos Ltda. ("Saad-Fellipelli"), a Brazilian career transition firm, and Coaching-Psicologia Estrategica Ltda. ("Coaching"), a related Brazilian organizational consulting firm. In accordance with terms of the agreements, two-thirds of the purchase price for the interest in Way Station, Inc., and the total purchase price for Saad-Fellipelli and Coaching was paid in 2000. The remaining one-third of the purchase price for the interest in Way Station, Inc. was paid during the first quarter 2001. The Company borrowed $3,100,000 under its Credit Agreement to fund the payment made in the first quarter 2001.

Effective April 1, 2001, the Company acquired certain assets of Human Link, DA, an organizational consulting firm located in Norway, for a combination of cash, Company stock, and future defined contingent payments. Also effective April 1, 2001, the Company acquired certain assets of Kontenta Consulting AS, a Norwegian consulting firm, and Kontura Search and Selection Bergen AS, a related Norwegian search and selection firm, for a combination of

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - ACQUISITIONS (Continued)

cash and future defined contingent payments.

Effective May 1, 2001, the Company acquired the outstanding stock of Corporate Leverage, Inc., an organizational consulting firm located in Palo Alto, California, for a combination of cash and future defined contingent payments.

The initial purchase price for all of these acquisitions, including costs of acquisitions, totaled approximately $15,700,000 in cash and Company Common Shares issued from treasury shares with a market value of approximately $440,000. This initial purchase price exceeds the fair value of the assets acquired by approximately $15,450,000. The Company acquired $2,702,000 in cash and cash equivalents from these acquisitions. The purchase price allocations for these acquisitions are based upon information available at this time and are subject to change.

On a year-to-date basis through June 30, 2001, the Company paid approximately $3,514,000 in earnout and other payments related to acquisitions made in prior years.

The unaudited pro-forma results of operations for the three and six months ended June 30, 2001 and 2000, reflecting the combined results of the Company and acquisitions made subsequent to June 30, 2000, including those detailed above, as if the acquisitions had been consummated at the beginning of each period presented, are as follows:

                                                           (Dollars in Thousands Except Share Data)
                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                2001              2000               2001               2000
                                                ----              ----               ----               ----

Revenue                                    $   80,110          $  58,082          $   143,806          $   118,109
                                           ==========          =========          ===========          ===========

Income before income taxes                 $   10,106          $   5,710          $    16,428          $     8,675
                                           ==========          =========          ===========          ===========

Income before cumulative
effect of change in accounting
principle, net of tax                      $    5,404          $   2,537          $     8,621          $     4,532
                                           ==========          =========          ===========          ===========



Net income (loss)                          $    5,404          $   2,537          $     8,621          $    (6,875)
                                           ==========          =========          ===========          ===========


Diluted earnings (loss) per share          $     0.53          $    0.27          $      0.86          $     (0.73)
                                           ==========          =========          ===========          ===========


Diluted weighted average
number of shares outstanding               10,180,000          9,475,000           10,066,000            9,465,000
                                           ==========          =========          ===========          ===========

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - DEBT AND OTHER OBLIGATIONS

As of June 30, 2001, total borrowings under the Company's Credit Agreement amounted to $49,725,000. As of June 30, 2001, the weighted average interest rate on the floating rate borrowings totaling $19,725,000 under the Company's Credit Agreement was 5.93%.

As of June 30, 2001, the Company has a fixed interest rate swap agreement with an effective date of March 30, 2001, an aggregate notional principal of $30,000,000, and a term of 27 months. This fixed interest rate swap qualifies as a cash flow hedge pursuant to SFAS No. 133, which allows the Company to record related gains and losses in other comprehensive income. Under the terms of this swap agreement, there are no scheduled payments of notional principal until the Credit Agreement matures in June 2003. As of June 30, 2001, the Company pays interest at an average fixed rate of 6.87%, and its lenders pay the Company interest at an average variable rate of 5.76%.

As of June 30, 2001, the Company also has two cross currency swap agreements ("cross currency swaps") related to the Company's investment in Way Station, Inc. (see Note D), with no scheduled payments. One of the cross currency swaps with a notional principle of $8,000,000 invests in the Japanese market with a fixed interest rate of 2.85%, payable in Japanese yen. The second of the cross currency swaps, effective January 4, 2001, with a notional principle of $3,038,000 invests in the Japanese market with a fixed interest rate of 2.79%, also payable in Japanese yen. These cross currency swaps are calculated using a variable rate of one-month LIBOR plus 125 basis points (1.25%). As of June 30, 2001, the Company pays interest at a weighted average fixed rate of 2.83% on the principal in Japanese yen, and its lenders pay the Company interest at a weighted average variable rate of 6.42% on the principal in U.S. dollars.

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

Subsequent to June 30, 2001, the Company has made principal payments totaling $6,000,000 under its Credit Agreement.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for June 30, 2001 and 2000 are detailed as follows:

                                                 For the three months                           For the three months
                                                  ended June 30, 2001                          ended June 30, 2000
                                                  -------------------                          -------------------
                                          Income         Shares        EPS              Income          Shares         EPS
                                          ------         ------        ---              ------          ------         ---
    Basic EPS:
    Net income                            $5,372,000      9,482,000     $0.57            $2,199,000      9,072,000      $0.24
                                                                        =====                                           =====
    Impact of options                             --        642,000                                          2,000
                                          ----------     ----------                      ----------      ---------
    Diluted EPS:
    Net income                            $5,372,000     10,124,000     $0.53            $2,199,000      9,074,000      $0.24
                                          ==========     ==========     =====            ==========      =========      =====


                                                   For the six months                             For the six months
                                                   ended June 30, 2001                            ended June 30, 2000
                                                  -------------------                          -------------------
                                          Income         Shares        EPS            Income(Loss)      Shares         EPS
                                          ------         ------        ---            ------------      ------         ---
    Basic EPS:
    Net income before
      cumulative effect of change
      in accounting principle             $8,531,000      9,440,000     $0.90            $4,548,000      9,057,000      $0.50
                                                                        =====                                           =====
    Impact of options                             --        545,000                              --          8,000
                                          ----------     ----------                      ----------      ---------
    Diluted EPS:
    Net income before
     cumulative effect of change
     in accounting principle              $8,531,000      9,985,000     $0.85            $4,548,000      9,065,000      $0.50
                                          ==========      =========     =====            ==========      =========      =====

    Basic EPS:
    Net income (loss)                     $8,531,000      9,440,000     $0.90          ($6,859,000)      9,057,000    ($0.76)
                                                                        =====                                         =======
    Impact of options                             --        545,000                             --              --
                                          ----------     ----------                      ----------      ---------
    Diluted EPS:
    Net income (loss)                     $8,531,000      9,985,000     $0.85          ($6,859,000)      9,057,000    ($0.76)
                                          ==========      =========     =====          ============      =========    =======

For the three and six months ended June 30, 2001, outstanding options to purchase 6,000 shares of Company Common Shares at option exercise prices ranging from $19.00 to $21.33 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Shares.

For the six months ended June 30, 2000, the impact of all options were excluded from the diluted EPS calculation since the impact would have been anti-dilutive.

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

The Company primarily delivers its services to mid-size and large companies. At June 30, 2001, one specific client represented approximately 20% of the amount of accounts receivable on the Company's Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2001, revenue recognized by this client represented 9% and 8%, respectively, of Company office revenue on the Condensed Consolidated Statements of Operations.

Summarized operations of each of the Company's geographic segments as of June 30, 2001 and 2000 and for the three and six months then ended are as follows:

                                             (Dollars in Thousands - Unaudited)
                                                               Austral-
June 30, 2001             U.S.        Canada       Europe        Asia         Japan      Brazil       Consolidated
-------------             ----        ------       ------        ----         -----      ------       ------------
Identifiable assets   $ 116,374     $ 14,208      $ 35,437      $13,282     $21,199      $1,899         $202,399
                      =========     ========      ========      =======     =======      ======         ========

June 30, 2000
Identifiable assets      79,702       13,137        16,000       17,995      2,329           --          129,163
                      =========     ========      ========      =======     =======      ======         ========

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SEGMENTS (Continued)

                                                    (Dollars in Thousands - Unaudited)
For the three
months ended                                                     Austral-
June 30, 2001              U.S.        Canada       Europe        Asia        Japan     Brazil    Consolidated
-------------              ----        ------       ------        ----        -----     ------    ------------
Revenue                  $ 53,024     $  6,660     $  9,491     $  3,784     $6,153     $ 630     $ 79,742
                         ========     ========     ========     ========     ======     =====     ========

Operating
income (loss) (1)           5,425        2,946        1,054          736        850       (24)      10,987
                         ========     ========     ========     ========     ======     =====     ========

Depreciation and
amortization                2,599          243          567          329        340        14        4,092
                         ========     ========     ========     ========     ======     =====     ========

Capital expenditures        4,363          125           99           51        342         1        4,981
                         ========     ========     ========     ========     ======     =====     ========

For the three
months ended
June 30, 2000
-------------
Revenue                    33,679        3,239        4,630        3,498       --        --         45,046
                         ========     ========     ========     ========     ======     =====     ========

Operating
income (1)                  2,859          574           71          571       --        --          4,075
                         ========     ========     ========     ========     ======     =====     ========

Depreciation and
amortization                2,414           95          107          401       --        --          3,017
                         ========     ========     ========     ========     ======     =====     ========

Capital expenditures        1,032           35          757           13       --        --          1,837
                         ========     ========     ========     ========     ======     =====     ========

For the six
months ended
June 30, 2001
-------------
Revenue                    93,396       10,346       18,046        7,149     10,839     1,125      140,901
                         ========     ========     ========     ========     ======     =====     ========

Operating
income (loss) (1)          10,154        3,531        1,852        1,276      1,126       (74)      17,865
                         ========     ========     ========     ========     ======     =====     ========

Depreciation and
amortization                5,015          485        1,037          646        618        52        7,853
                         ========     ========     ========     ========     ======     =====     ========

Capital expenditures        7,087          245          215           82        351        10        7,990
                         ========     ========     ========     ========     ======     =====     ========

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SEGMENTS (Continued)

                                                    (Dollars in Thousands - Unaudited)
For the six
months ended                                                  Austral-
June 30, 2000              U.S.      Canada       Europe        Asia     Japan       Brazil      Consolidated
-------------              ----      ------       ------        ----     -----       ------      ------------
Revenue                  $68,770     $ 7,585     $ 8,984      $ 7,342     --          --          $92,681
                         =======     =======     =======      =======     ==          ==          =======

Operating
income (loss) (1)          5,905       1,849         (39)       1,160     --          --            8,875
                         =======     =======     =======      =======     ==          ==          =======

Depreciation and
amortization               4,862         190         218          828     --          --            6,098
                         =======     =======     =======      =======     ==          ==          =======

Capital expenditures       1,995         112         981           48     --          --            3,136
                         =======     =======     =======      =======     ==          ==          =======

(1) The operating income reported for the U. S. segment includes total general sales and administration expenses and depreciation and amortization expenses ("G & A expenses") reported on the Condensed Consolidated Statements of Operations.

Revenues and expenses of the Company's lines of business for Company offices, excluding the total general sales and administration expenses and depreciation and amortization expenses ("G & A expenses") and Affiliate royalties, are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Revenue and Company office operating income for each of the Company's lines of business in the aggregate for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                     (Dollars in Thousands)
                                 For the three months                    For the six months
                                   ended June 30,                         ended June 30,

                        Career                                  Career
                       Transition   Consulting  Consolidated  Transition   Consulting  Consolidated
2001
Company office
    revenue             $ 64,753     $ 12,872     $ 77,625     $111,161     $ 26,189     $137,350
                        ========     ========     ========     ========     ========     ========


Company office
   operating income       19,192           83       19,275       29,986          956       30,942
                        ========     ========     ========     ========     ========     ========



2000
Company office
    revenue             $ 35,656     $  8,297     $ 43,953     $ 75,664     $ 14,892     $ 90,556
                        ========     ========     ========     ========     ========     ========


Company office
   operating income        6,643        2,225        8,868       15,570        2,578       18,149
                        ========     ========     ========     ========     ========     ========

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended June 30, 2001, revenue generated by Company offices increased by 77% or $33,672,000 from the corresponding quarter in 2000. This increase is due to $11,820,000 in incremental revenues from acquisitions consummated subsequent to the second quarter 2000, and to a same office revenue increase of 50% or $21,852,000.

For the three months ended June 30, 2001, revenue generated by Company offices within the career transition line of business increased by 82% or $29,097,000. This career transition revenue increase is due to $5,627,000 in incremental revenues from acquisitions and a same office revenue increase of 66% or $23,470,000. The same office revenue increase within the career transition line of business was favorably impacted by a weakening economy throughout all geographic locations, as corporations continue to downsize.

For the three months ended June 30, 2001, revenue generated by Company offices within the consulting line of business increased by 55% or $4,575,000. This increase in consulting revenue is due to $6,192,000 in incremental revenues from acquisitions offset by a same office decrease of 19% or $1,617,000. The same office revenue decrease within the consulting line of business was also impacted by the weakening economy, primarily in the United States and Europe.

For the six months ended, June 30, 2001, revenue generated by Company offices increased 52% or $46,794,000 from the corresponding period in 2000. Incremental revenues from acquisitions consummated subsequent to the second quarter 2000 totaled $21,409,000, and same office revenue increased 28% or $25,385,000 for the six months ended June 30, 2001, as compared to the corresponding period in 2000.

For the three and six months ended June 30, 2001, Affiliate royalties increased 94% or $1,024,000 and 67% or $1,426,000, respectively, from the corresponding period in 2000. The increase in Affiliate royalties is due to the aforementioned impact of weakening economic conditions across North America.

For the three and six months ended June 30, 2001, total Company office expenses increased 66% or $23,265,000 and 47% or $34,001,000, respectively, from the corresponding periods in 2000. These increases are due primarily to incremental costs from acquisitions consummated subsequent to the second quarter 2000, totaling $11,179,000 for the three months ended June 30, 2001 and $19,376,000 for the six months ended June 30, 2001. These increased Company office expenses are also due to increases in incentive costs and delivery costs, including counseling materials, adjunct staff, foreign correspondents, career center staff and other career center costs.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Pursuant to the Company's revenue recognition policy (see Note A), the Company's deferred revenue as of June 30, 2001 increased $18,909,000, or 67% from December 31, 2000, reflecting the higher level of career transition billings in the first six months of 2001.

Aggregate Company office margins were 25% and 20% for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, aggregate Company office margins were 23% and 20%, respectively. The increase in margins is attributable to the aforementioned increase in career transition revenues in 2001 as compared to 2000, coupled with the Company's fixed cost and managed variable cost structure.

For the three months ended June 30, 2001, G & A expenses (general sales and administration expenses and depreciation and amortization expenses) increased by 77% or $4,519,000 from the second quarter 2000. G & A expenses as a percentage of total revenue was 13% for both the second quarter 2001 and 2000. For the six months ended June 30, 2001, G & A expenses increased by 46% or $5,229,000 from the corresponding period in 2000. G & A expenses as a percentage of total revenue was 12% for both the six months ended 2001 and 2000. The increases in 2001 are due primarily to an increase in incentive costs, amortization expense, payroll costs, consulting services and marketing costs.

Net interest expense for the three and six months ended June 30, 2001 increased $329,000 and $674,000, respectively, due to an increase in borrowings primarily for acquisition activities and funding for incentives and earnout payments.

The Company's effective tax rates for the three and six months ended June 30, 2001 were 45%, compared to 44% for the second quarter 2000 and 43% for the six months ended June 30, 2000. The increase in the effective tax rate is due primarily to an increase in the impact of non-deductible amortization expense related to acquisitions.

The minority interest in net income of subsidiaries for the three and six months ended June 30, 2001 was $154,000 and $414,000, respectively, for the minority interest related to Way Station, Inc. (See Note D). No minority interest was booked during the first six months of 2001 for Saad Fellipelli and Coaching as they produced breakeven results. The equity in earnings of unconsolidated joint venture for the three and six months ended June 30, 2000 represents the Company's 20% equity interest for Way Station, Inc. at that time.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Capital Resources and Liquidity

As of June 30, 2001 and December 31, 2000, the Company had cash and cash equivalents of $18,518,000 and $13,157,000, respectively. As of June 30, 2001 and December 31, 2000, the Company had working capital of $11,848,000 and $12,017,000, respectively. Cash flow, defined as earnings before interest, taxes, depreciation and amortization, for the three months ended June 30, increased 113% to $15,079,000 in 2001 from $7,092,000 in 2000. Cash flow for the six months ended June 30, 2001 increased 72% to $25,718,000 in 2001 from $14,973,000 in 2000.

Net cash utilized in investing activities amounted to $15,736,000 and $13,614,000 for the six months ended June 30, 2001 and 2000, respectively. This investment activity is the result of the purchase of equipment and technology and office fit-out costs for new, smaller-sized office leases, in order for the Company to meet the needs of its expanding operations and to enhance efficiency. This increased investment activity is also the result of the Company's final payment for acquiring a 31% equity interest in Way Station, Inc., the acquisition of two Norwegian consulting firms and a consulting firm located in Palo Alto, California, as well as payments for earnouts related to acquisitions made in prior years (See Note D to the Condensed Consolidated Financial Statements).

Net cash utilized in financing activities amounted to $988,000 for the six months ended June 30, 2001 compared to net cash provided by financing activities of $10,094,000 for the six months ended June 30, 2000. This financing activity for 2001 was primarily the result of the $9,000,000 principal payment made during the second quarter 2001, offset by the $7,100,000 borrowing made to complete the acquisition of Way Station, Inc. and to fund the payments of incentives and earnouts (See Notes D and E to the Condensed Consolidated Financial Statements).

As of August 6, 2001, the Company had approximately $16,275,000 available under its Credit Agreement. The Company expects to be able to continue making repayments on its Credit Agreement during 2001 as cash becomes available from operations.

The Company anticipates that its cash and working capital will be sufficient to service its existing debt, outstanding commitments and to maintain Company operations at current levels for the foreseeable future. However, the Company may need to increase its credit facility or develop other sources of expansion capital to pursue significant acquisitions beyond those to which the Company has already committed. The Company will continue to consider acquisitions and other expansion opportunities as they arise, subject to access to capital, although the economics, strategic implications and other circumstances justifying the expansion will be key factors in determining the amount and type of resources the Company will commit.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Goodwill and intangibles already recorded will be evaluated by this criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002 which may result in future, periodic write-downs of its goodwill.

Forward Looking Statements

Statements included in this Report on Form 10-Q, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and hereby are identified as "forward looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements including without limitation those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, and discussions concerning an increase in the Company's borrowing capacity are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors identified from time to time in the Company's reports filed with the SEC. The Company hereby incorporates by reference the discussion concerning forward looking statements set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC, as well as the risk factors identified within the same Annual Report on Form 10-K. Readers of this Report are cautioned not to place undue reliance upon these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward looking statements or reflect events or circumstances after the date hereof.

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

As of June 30, 2001, the Company has swap transactions in place for a total notional amount of $41,038,000. Based upon the variable rate debt and fixed rate swaps as of June 30, 2001, a 100 basis point (1.0%) increase in interest rates on variable rate debt would decrease year-to-date June 30, 2001 interest expense by approximately $330,000.

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

PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 were not applicable in the six months ended June 30, 2001.

Item 4.     Submission of Matters to a Vote of Security Holders

The 2001 Annual Meeting of Shareholders of the Company was held on May 3, 2001.

         At this meeting, the shareholders voted on the following three items:
         1. The election of twelve directors to hold office until the Annual Meeting of Shareholders in 2002 and until their respective successors are duly elected and qualified. 2. A proposal to ratify the amendment to the Directors' Stock Option Plan to change the number of shares as to which options will be granted to each non-employee Director to 5,000 shares and to amend the termination provisions of the Plan. 3. A proposal to ratify the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year.

         Votes were cast for the election of directors as follows, each of who continued in office after the meeting:

         Nominee                    Votes For              Votes Withheld
         -------                    ---------              --------------
         Frank P. Louchheim         4,939,329                   79,686
         Richard J. Pinola          4,327,497                  691,518
         Joseph T. Smith            4,962,204                   56,811
         John J. Gavin              4,963,047                   55,968
         Larry A. Evans             4,962,247                   56,768
         John R. Bourbeau           4,962,647                   56,368
         Rebecca J. Maddox          4,966,875                   52,140
         Catherine Y. Selleck       4,943,875                   75,140
         Marti D. Smye              4,940,732                   78,283
         Frederick R. Davidson      4,962,471                   56,544
         Keiichi Iwao               4,959,499                   59,516
         Oliver S. Franklin         4,964,971                   54,044

         The ratification of the amendment to the Directors' Stock Option Plan was approved as follows:

               Votes For                 Votes Against              Abstentions
               ---------                 -------------              -----------
               4,051,421                      836,096                   131,498

         The ratification of the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year was approved as follows:

               Votes For                 Votes Against              Abstentions
               ---------                 -------------              -----------
               5,010,089                         6,925                  2,001

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         a. Exhibits:

            None

         b. No reports on Form 8-K were filed during the period for which this Report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHT MANAGEMENT CONSULTANTS, INC.

        BY:/S/ RICHARD J. PINOLA                               August 14, 2001
          ------------------------                             ---------------
        Richard J. Pinola                                            Date
        Chairman of the Board and Chief Executive Officer

        BY :/S/ CHARLES J. MALLON                              August 14, 2001
          ------------------------                             ---------------
        Charles J. Mallon                                            Date
        Chief Financial Officer and
        Principal Accounting Officer