Form 10-Q
period 2001-09-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 2001-11-14
CIK 802806

FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2001
                                        -----------------------------------

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

                     Yes       X                        No
                        ---------------                   ---------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2001:

         Common Stock, $0.01 par value                     14,900,127
         -----------------------------                   --------------
                      Class                             Number of Shares

                                         Right Management Consultants, Inc.
                                       Condensed Consolidated Balance Sheets
                                      (Dollars in Thousands Except Share Data)
                                                    (Unaudited)

                                                                                   September 30,        December 31,
                                                                                       2001                 2000
                                                                                     ---------           ---------


Assets

  Current Assets:
    Cash and cash equivalents                                                        $  23,011           $  13,157
    Accounts receivable, trade, net of allowance for doubtful accounts
      of $2,716 and $1,596 in 2001 and 2000, respectively                               75,251              41,626
    Royalties and fees receivable from Affiliates                                        7,749               3,991
    Prepaid expenses and other current assets                                            7,203               4,173
    Income taxes receivable                                                                 --               4,518
    Deferred income taxes                                                                1,090               1,088
                                                                                     ---------           ---------
         Total Current Assets                                                          114,304              68,553

  Property and equipment, net of accumulated depreciation of $41,577
     and $35,979 in 2001 and 2000, respectively                                         22,719              18,546

  Intangible assets, net of accumulated amortization of $20,347 and
      $15,809 in 2001 and 2000, respectively                                            78,715              64,586
  Equity investment in joint venture                                                        --               2,331
  Deposit for investment in joint ventures                                                  --               8,081
  Deferred income taxes                                                                  2,213               1,718
  Other                                                                                  4,133               1,622
                                                                                     ---------           ---------
         Total Assets                                                                $ 222,084           $ 165,437
                                                                                     =========           =========



Liabilities and Shareholders' Equity


  Current Liabilities:
    Current portion of long-term debt and other obligations                          $     564           $     470
    Accounts payable                                                                     8,259               7,687
    Fees payable to Affiliates                                                           5,183               2,641
    Accrued incentive compensation and benefits                                         24,344               7,285
    Other accrued expenses                                                              14,853              10,284
    Deferred revenue                                                                    51,994              28,169
                                                                                     ---------           ---------
         Total Current Liabilities                                                     105,197              56,536
                                                                                     ---------           ---------

  Long-term debt and other obligations                                                  41,345              52,220
                                                                                     ---------           ---------

  Deferred compensation and other long term liabilities                                  6,139               4,746
                                                                                     ---------           ---------

  Minority interest in subsidiaries                                                      3,249                  --
                                                                                     ---------           ---------

  Commitments and contingent liabilities

  Shareholders' Equity:
    Preferred stock, no par value; 1,000,000 shares authorized; no
      shares issued                                                                         --                  --
    Common stock, $.01 par value; 30,000,000 shares authorized;
     17,484,167 and 17,017,581 shares issued in 2001 and 2000, respectively                174                 171
    Additional paid-in capital                                                          24,480              19,699
    Retained earnings                                                                   63,356              50,467
    Accumulated other comprehensive income                                              (7,951)             (4,301)
                                                                                     ---------           ---------
                                                                                        80,059              66,036
  Less treasury stock, at cost, 2,916,756 and 2,957,967
      shares in 2001 and 2000, respectively                                            (13,905)            (14,101)
                                                                                     ---------           ---------
         Total Shareholders' Equity                                                     66,154              51,935
                                                                                     ---------           ---------
         Total Liabilities and Shareholders' Equity                                  $ 222,084           $ 165,437
                                                                                     =========           =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         Right Management Consultants, Inc.
                   Condensed Consolidated Statements of Operations
          (Dollars and Shares in Thousands Except Earnings per Share Data)
                                     (Unaudited)

                                                       Three Months Ended September 30,

                                                           2001              2000
                                                         --------          --------
Revenue:
Company office revenue                                   $ 76,116          $ 42,567
Affiliate royalties                                         1,655               922
                                                         --------          --------

Total revenue                                              77,771            43,489
                                                         --------          --------

Expenses:
Consultants' compensation                                  31,960            16,484
Office sales and consulting support                         5,040             3,003
Office depreciation                                         1,802             1,603
Office administration                                      19,836            14,069
General sales and administration                            7,824             3,100
Depreciation and amortization                               2,311             1,724
                                                         --------          --------

Total expenses                                             68,773            39,983
                                                         --------          --------

Income from operations                                      8,998             3,506

Net interest expense                                          613               657
                                                         --------          --------

Income before income taxes                                  8,385             2,849

Provision for income taxes                                  3,840             1,344

Minority interest in net income of subsidiaries               188                --

Equity in loss of unconsolidated joint venture                 --               (47)
                                                         --------          --------

Net income                                               $  4,357          $  1,458
                                                         ========          ========

Basic earnings per share                                 $   0.30          $   0.11
                                                         ========          ========

Diluted earnings per share                               $   0.28          $   0.11
                                                         ========          ========

Basic weighted average shares outstanding                  14,495            13,739
                                                         ========          ========

Diluted weighted average shares outstanding                15,654            13,748
                                                         ========          ========

                The accompanying notes are an integral part of these
                    condensed consolidated financial statements.


                                  Right Management Consultants, Inc.
                            Condensed Consolidated Statements of Operations
                   (Dollars and Shares in Thousands Except Earnings per Share Data)
                                              (Unaudited)


                                                                       Nine Months Ended September 30,

                                                                          2001               2000
                                                                       ---------          ---------

Revenue:
Company office revenue                                                 $ 213,466          $ 133,123
Affiliate royalties                                                        5,206              3,047
                                                                       ---------          ---------

Total revenue                                                            218,672            136,170
                                                                       ---------          ---------

Expenses:
Consultants' compensation                                                 86,999             51,312
Office sales and consulting support                                       15,910              8,895
Office depreciation                                                        5,372              4,440
Office administration                                                     56,767             42,919
General sales and administration                                          20,166             11,238
Depreciation and amortization                                              6,594              4,985
                                                                       ---------          ---------

Total expenses                                                           191,808            123,789
                                                                       ---------          ---------

Income from operations                                                    26,864             12,381

Net interest expense                                                       2,334              1,704
                                                                       ---------          ---------

Income before income taxes                                                24,530             10,677

Provision for income taxes                                                11,039              4,724

Minority interest in net income of subsidiaries                              602                 --

Equity in earnings of unconsolidated joint venture                            --                 53
                                                                       ---------          ---------

Income before cumulative effect of
     change in accounting principle                                       12,889              6,006

Cumulative effect of change in
     accounting principle, net of tax benefit of $6,888                       --            (11,407)
                                                                       ---------          ---------

Net income (loss)                                                      $  12,889          $  (5,401)
                                                                       =========          =========

Basic earnings per share before cumulative effect of change
     in accounting principle, net of taxes                             $    0.90          $    0.44
                                                                       =========          =========

Diluted earnings per share before cumulative effect of change          $    0.84          $    0.44
                                                                       =========          =========
     in accounting principle, net of taxes

Basic earnings (loss) per share                                        $    0.90          $   (0.40)
                                                                       =========          =========

Diluted earnings (loss) per share                                      $    0.84          $   (0.40)
                                                                       =========          =========

Basic weighted average shares outstanding                                 14,273             13,637
                                                                       =========          =========

Diluted weighted average shares outstanding                               15,347             13,662
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

                                        Right Management Consultants, Inc.
                                  Condensed Consolidated Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                         2001               2000
                                                                                       --------           --------

Operating Activities:
  Net income (loss)                                                                    $ 12,889           $ (5,401)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle, net of tax benefit                --             11,407
      Depreciation and amortization                                                      11,966              9,425
      Deferred income taxes                                                                (578)               (10)
      Tax benefit from the exercise of stock options                                      1,296                 --
      Stock option compensation                                                             113                 --
      Provision for doubtful accounts                                                     1,759                483
      Minority interest in net income of subsidiaries                                       602                 --
      Equity in earnings of unconsolidated joint venture                                     --                (53)
      Other non-cash items                                                                  545                278
      Changes in operating accounts:
          (Increase)/decrease in operating assets                                       (31,661)             5,044
          Increase/(decrease) in operating liabilities                                   41,377            (16,894)
                                                                                       --------           --------

  Net cash provided by operating activities                                              38,308              4,279
                                                                                       --------           --------

Investing Activities:
  Purchase of property and equipment                                                     (9,474)            (5,825)
  Net cash paid for acquisitions                                                         (8,437)           (21,542)
  Increase in cash surrender value of
   company-owned life insurance                                                            (537)              (467)
  Capital contribution to joint venture                                                      --                (99)
                                                                                       --------           --------

  Net cash utilized in investing activities                                             (18,448)           (27,933)
                                                                                       --------           --------

Financing Activities:
  Borrowings under credit agreements                                                      8,359             23,923
  Payment of long-term debt and other obligations                                       (20,933)            (3,710)
  Repurchase of common stock                                                                 --               (318)
  Proceeds from stock issuances                                                           3,131                370
                                                                                       --------           --------

  Net cash (utilized in) provided by financing activities                                (9,443)            20,265
                                                                                       --------           --------

Effect of exchange rate changes on cash and
 cash equivalents                                                                          (563)              (598)
                                                                                       --------           --------

Increase (decrease) in cash and cash equivalents                                          9,854             (3,987)

Cash and cash equivalents, beginning of period                                           13,157             11,187
                                                                                       --------           --------

Cash and cash equivalents, end of period                                               $ 23,011           $  7,200
                                                                                       ========           ========



Supplemental Disclosures of Cash Flow Information
  Cash paid for:

     Interest                                                                          $  2,642           $  2,018
                                                                                       ========           ========

     Income taxes                                                                      $  8,627           $  5,427
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. (the "Company") and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to revenue recognition for certain transactions. The Company adopted SAB No. 101 effective December 31, 2000 and recorded the cumulative effect of the change as of January 1, 2000, as required under the implementation guidelines for a change in accounting, and at the same time, restated the results for the three and nine months ended September 30, 2000 to reflect the effect of applying SAB No. 101. This restatement for the three months ended September 30, 2000 resulted in an increase to previously reported net income of $59,000 with no impact on the previously reported earnings per share, and the restatement for the nine months ended September 30, 2000 resulted in a decrease to previously reported net income of $11,133,000 or $0.81 per share, of which $11,407,000, or $0.83 per share, related to the cumulative effect of the change.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Split

Effective on both April 6, 2001 and November 1, 2001, Common Shares of the Company were split into three shares for every two shares outstanding. The stated par value per share of the Common Shares was not changed from its existing amount of $0.01 per share. In conjunction with the stock split effective November 1, 2001, the Company's Board of Directors approved an increase in the authorized shares of common stock to 30,000,000 shares, with a par value of $0.01 per share. All share and per share amounts referred to in the Condensed Consolidated Financial Statements and Notes thereto have been restated to reflect both of these stock splits.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Goodwill and intangibles already recorded will be evaluated by this criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill, which is expected to add between $0.30 and $0.37 per share to earnings in 2002, subject to final analysis. The amount of recorded amortization expense related to goodwill was approximately $1,617,000 and $4,550,000 for the three and nine months ended September 30, 2001, respectively, and approximately $1,195,000 and $3,209,000 for the three and nine months ended September 30, 2000. The Company will also be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002 which may result in future, periodic write-downs of its goodwill.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operation of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that adoption of this statement will materially impact its financial position, cash flows or results of operations.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that adoption of this statement will materially impact its financial position, cash flows or results of operations.

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

General sales and administration expense for the three and nine months ended September 30, 2001, includes $102,000 and $123,000, respectively, in net losses from hedge ineffectiveness or from excluding a portion of a derivative instruments' gain or loss from the assessment of hedge effectiveness related to derivatives designated as fair value hedges. There was no gain or loss recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

For the three and nine months ended, September 30, 2001, $435,000 and $661,000, respectively, of net losses (net of tax) related to changes in the fair value of derivatives qualifying as cash flow hedges were recorded in derivatives and hedging instruments gains (losses) included in accumulated other comprehensive income. For the three and nine months ended, September 30, 2001, $189,000 of net losses (net of tax) and $176,000 of net gains (net of tax), respectively, related to changes in the fair value of hedges of net investments in foreign operations were recorded in currency translation adjustments included in accumulated other comprehensive income.

NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Income are as follows (dollars in thousands):

                                             Currency         Derivative and
                                           Translation    Hedging Instruments
                                            Adjustments      Gains (Losses)       Total
Balance at December 31, 2000                 ($4,301)          $    --           ($4,301)
Accumulated transition adjustment,
         net of tax benefit of $151               --              (227)             (227)
Change in fair value of derivatives
         and hedging instruments,
         net of tax benefit of $441               --              (661)             (661)
Currency translation adjustment               (2,762)               --            (2,762)
                                             -------           -------           -------
Balance at September 30, 2001                ($7,063)          $  (888)          ($7,951)
                                             =======           =======           =======

The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been provided for on these foreign currency translation adjustments. Total comprehensive income, including the components of Accumulated Other Comprehensive Income, for the three months ended September 30, 2001 and 2000 was $5,567,000 and $225,000, respectively. Total comprehensive income

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(loss) for the nine months ended September 30, 2001 and 2000 was $9,239,000 and ($7,672,000), respectively.

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

Effective April 1, 2001, the Company acquired certain assets of Human Link, DA, an organizational consulting firm located in Norway, for a combination of cash, Company stock, and future defined contingent payments. Also effective April 1, 2001, the Company acquired certain assets of Kontenta Consulting AS, a Norwegian consulting firm, and Kontura Search and Selection Bergen AS, a related Norwegian search and selection firm, for a combination of cash and future defined contingent payments.

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

On a year-to-date basis through September 30, 2001, the Company paid approximately $4,205,000 in earnout and other payments related to acquisitions made in prior years.

The unaudited pro-forma results of operations for the three and nine months ended September 30, 2001 and 2000, reflecting the combined results of the Company and acquisitions made subsequent to September 30, 2000, including those detailed above, as if the acquisitions had been consummated at the beginning of each period presented, are as follows:

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - ACQUISITIONS (Continued)

                                                        (Dollars in Thousands Except Share Data)
                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                           -------------------------------         ------------------------------
                                              2001                 2000               2001                 2000
                                              ----                 ----               ----                 ----
Revenue                                    $   77,771          $   53,349          $  221,577          $    174,668
                                           ==========          ==========          ==========          ============

Income before income taxes                 $    8,385          $    1,555          $   24,814          $     10,424
                                           ==========          ==========          ==========          ============

Income before cumulative
effect of change in accounting
principle, net of tax                      $    4,357          $    1,081          $   13,046          $      5,650
                                           ==========          ==========          ==========          ============


Net income (loss)                          $    4,357          $    1,081          $   13,046          ($     5,757)
                                           ==========          ==========          ==========          ============

Diluted earnings (loss) per share          $     0.27          $     0.08          $     0.83          ($      0.40)
                                           ==========          ==========          ==========          ============

Diluted weighted average
number of shares outstanding               16,015,000          14,352,000          15,798,000            14,264,000
                                           ==========          ==========          ==========          ============


NOTE E - DEBT AND OTHER OBLIGATIONS

During the third quarter 2001, the Company made additional principal payments under its credit facility totaling $8,687,000, bringing the total borrowings as of September 30, 2001, under the Company's Credit Agreement, to $41,038,000.

As of September 30, 2001, the Company has a fixed interest rate swap agreement with an effective date of March 30, 2001, an aggregate notional principal of $30,000,000, and a term of 27 months. This fixed interest rate swap qualifies as a cash flow hedge pursuant to SFAS No. 133, which allows the Company to record related gains and losses in other comprehensive income. Under the terms of this swap agreement, there are no scheduled payments of notional principal until the Credit Agreement matures in June 2003. As of September 30, 2001, the Company pays interest at an average fixed rate of 6.62%, and its lenders pay the Company interest at an average variable rate of 5.32%.

As of September 30, 2001, the Company also has two cross currency swap agreements ("cross currency swaps") related to the Company's investment in Way Station, Inc. (see Note D), with no scheduled payments. One of the cross currency swaps with a notional principle of $8,000,000 invests in the Japanese market with a fixed interest rate of 2.85%, payable in Japanese yen. The second of the cross currency swaps, effective January 4, 2001, with a notional principle of $3,038,000 invests in the Japanese market with a fixed interest rate of 2.79%, also payable in Japanese yen. These cross currency swaps are calculated using a variable rate of one-month LIBOR plus 125 basis points (1.25%). As of September 30, 2001, the Company pays interest at a weighted average fixed rate of 2.83% on the principal in Japanese yen, and its lenders pay the

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - DEBT AND OTHER OBLIGATIONS (Continued)

Company interest at a weighted average variable rate of 5.94% on the principal in U.S. dollars.

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

NOTE F - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for September 30, 2001 and 2000 are detailed as follows:

                                               For the three months                           For the three months
                                              ended September 30, 2001                      ended September 30, 2000
                                              ------------------------                      ------------------------
                                          Income         Shares        EPS              Income           Shares        EPS
                                          ------         ------        ---              ------           ------        ---
    Basic EPS:
    Net income                            $4,357,000     14,495,000     $0.30            $1,458,000      13,739,000     $0.11
                                                                        =====                                           =====
    Impact of options                             --      1,159,000                              --           9,000
                                          ----------     ----------                      ----------      ----------
    Diluted EPS:
    Net income                            $4,357,000     15,654,000     $0.28            $1,458,000      13,748,000     $0.11
                                          ==========     ==========     =====            ==========      ==========     =====


                                                For the nine months                            For the nine months
                                              ended September 30, 2001                      ended September 30, 2000
                                              ------------------------                      ------------------------
                                           Income          Shares       EPS                Income         Shares         EPS
                                           ------          ------       ---                ------         ------         ---
    Basic EPS:
    Net income before
      cumulative effect of change
      in accounting principle             $12,889,000      14,273,000   $0.90            $6,006,000      13,637,000      $0.44
                                                                        =====                                            =====
    Impact of options                              --       1,074,000                            --          25,000
                                          -----------      ----------                    ----------      ----------
    Diluted EPS:
    Net income before
     cumulative effect of change
     in accounting principle              $12,889,000      15,347,000   $0.84            $6,006,000      13,662,000      $0.44
                                          ===========      ==========   =====            ==========      ==========      =====





                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - EARNINGS PER SHARE (Continued)

                                                For the nine months                            For the nine months
                                              ended September 30, 2001                      ended September 30, 2000
                                              ------------------------                      ------------------------
                                           Income          Shares       EPS            Income(Loss)        Shares         EPS
                                           ------          ------       ---            ------------        ------         ---

    Basic EPS:
    Net income (loss)                     $12,889,000      14,273,000   $0.90          ($5,401,000)      13,637,000    ($0.40)
                                                                        =====                                          =======
    Impact of options                              --       1,074,000                                        25,000
                                          -----------      ----------                  ------------      ----------
    Diluted EPS:
    Net income (loss)                     $12,889,000      15,347,000   $0.84          ($5,401,000)      13,662,000    ($0.40)
                                          ===========      ==========   =====          ============      ==========    =======

For the three months ended September 30, 2001, outstanding options to purchase 198,749 shares of Company Common Shares at an option exercise price of $16.00 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Shares. For the nine months ended September 30, 2001, outstanding options to purchase 207,749 shares of Company Common Shares at option exercise prices ranging from $12.67 to $16.00 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Shares.

For the three months ended September 30, 2000, outstanding options to purchase 2,919,515 shares of Company Common Shares at option exercise prices ranging from $4.83 to $10.81 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Shares. For the nine months ended September 30, 2000, outstanding options to purchase 2,468,952 shares of Company Common Shares at option exercise prices ranging from $5.11 to $10.81 per share were excluded from the computation of diluted EPS, as the options' exercise price was greater than the average market price of the Common Shares.

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

The Company primarily delivers its services to mid-size and large companies. At September 30, 2001, one specific client represented approximately 27% of the amount of accounts receivable on the Company's Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2001, revenue recognized by this client represented 13% and 10%, respectively, of Company office revenue on the Condensed Consolidated Statements of Operations.

Summarized operations of each of the Company's geographic segments as of September 30, 2001 and 2000 and for the three and nine months then ended are as follows:

                                                 (Dollars in Thousands)
                                                                    Austral-
September 30, 2001          U.S.        Canada          Europe        Asia           Japan      Brazil     Consolidated
------------------          ----        ------          ------        ----           -----      ------     ------------
Identifiable assets       $129,201      $ 17,225      $ 38,278       $ 12,743      $ 22,763      $1,874      $222,084
                          ========      ========      ========       ========      ========      ======      ========

September 30, 2000
------------------

Identifiable assets         80,872        14,740        27,576         17,893         2,280          --       143,361
                          ========      ========      ========       ========      ========      ======      ========

For the three
months ended
September 30, 2001
------------------

Revenue                     52,947         7,303         7,151          4,178         5,862         330        77,771
                          ========      ========      ========       ========      ========      ======      ========

Operating
income (loss) (1)            5,624         3,352        (1,820)         1,221           294         327         8,998
                          ========      ========      ========       ========      ========      ======      ========

Depreciation and
amortization                 2,553           242           652            374           272          20         4,113
                          ========      ========      ========       ========      ========      ======      ========

Capital expenditures         1,221            64            88            107            --           4         1,484
                          ========      ========      ========       ========      ========      ======      ========

(1) The operating income reported for the U. S. segment includes total general sales and administration expenses and depreciation and amortization expenses ("G & A expenses") reported on the Condensed Consolidated Statements of Operations.

                                                        14

                                         RIGHT MANAGEMENT CONSULTANTS, INC.
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                     (Unaudited)

NOTE G - SEGMENTS (Continued)
                                                              (Dollars in Thousands)
For the three
months ended                                                          Austral-
September 30, 2000              U.S.     Canada       Europe            Asia        Japan       Brazil      Consolidated
------------------              ----     ------       ------            ----        -----       ------      ------------
Revenue                   $ 32,056      $  3,260      $  4,879       $  3,294      $    --      $   --      $ 43,489
                          ========      ========      ========       ========      =======      ======      ========

Operating
Income (loss) (1)            2,675           946          (423)           308           --          --         3,506
                          ========      ========      ========       ========      =======      ======      ========

Depreciation and
amortization                 2,607            91           165            464           --          --         3,327
                          ========      ========      ========       ========      =======      ======      ========

Capital expenditures         2,318            21           253             97           --          --         2,689
                          ========      ========      ========       ========      =======      ======      ========


For the nine
months ended
September 30, 2001
------------------
Revenue                    146,343        17,648        25,197         11,328       16,701       1,455       218,672
                          ========      ========      ========       ========      =======      ======      ========

Operating
income (1)                  15,790         6,883            32          2,497        1,410         252        26,864
                          ========      ========      ========       ========      =======      ======      ========

Depreciation and
amortization                 7,555           727         1,689          1,020          901          74        11,966
                          ========      ========      ========       ========      =======      ======      ========

Capital expenditures         8,308           309           303            189          351          14         9,474
                          ========      ========      ========       ========      =======      ======      ========


For the nine
months ended
September 30, 2000
------------------
Revenue                    100,826        10,845        13,863         10,636           --          --       136,170
                          ========      ========      ========       ========      =======      ======      ========

Operating
income (loss) (1)            8,579         2,797          (462)         1,467           --          --        12,381
                          ========      ========      ========       ========      =======      ======      ========

Depreciation and
amortization                 7,469           281           383          1,292           --          --         9,425
                          ========      ========      ========       ========      =======      ======      ========

Capital expenditures         4,313           133         1,234            145           --          --         5,825
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


                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SEGMENTS (Continued)

Revenues and expenses of the Company's lines of business for Company offices, excluding the total general sales and administration expenses and depreciation and amortization expenses ("G & A expenses") and Affiliate royalties, are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Revenue and Company office operating income for each of the Company's lines of business in the aggregate for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                                           (Dollars in Thousands)
                                            For the three months                For the nine months
                                             ended September 30,                ended September 30,
                              Career                                     Career
                              Transition    Consulting    Consolidated   Transition   Consulting    Consolidated
      2001
Company office
  revenue                     $ 64,581      $ 11,535       $ 76,116      $175,741      $ 37,725       $213,466
                              ========      ========       ========      ========      ========       ========

Company office
 operating income (loss)      $ 19,105      ($ 1,627)      $ 17,478      $ 49,102      ($   684)      $ 48,418
                              ========      ========       ========      ========      ========       ========


      2000
Company office
  revenue                     $ 32,555      $ 10,012       $ 42,567      $108,219      $ 24,904       $133,123
                              ========      ========       ========      ========      ========       ========

Company office
 operating income             $  4,748      $  2,660       $  7,408      $ 20,319      $  5,238       $ 25,557
                              ========      ========       ========      ========      ========       ========


NOTE H - SUBSEQUENT EVENTS

Effective October 1, 2001, the Company acquired a 51% interest in Glenoit, S.L., its Iberian correspondent firm with offices in Madrid and Barcelona, Spain, and an office opening in Lisbon, Portugal, for a combination of cash and future contingent consideration based on operating results. Also, the Company has signed a letter of intent to acquire, as of October 1, 2001, Claessens, NL, the Company's correspondent firm in the Netherlands, for a combination of cash and future contingent consideration based on operating results. This acquisition is subject to completion. Each of these acquisitions represents a new market for the Company, and further enhances the Company's strategy to become a global firm.

In addition, the Company signed an agreement to acquire for cash, effective January 1, 2002, an additional 20% interest in its Japanese joint venture Right Way Station, increasing its total interest in the joint venture to 71%. This additional 20% interest will be purchased from Keiichi Iwao, the founder of Way Station, Inc. and a director of the Company, for a purchase price of approximately $3,500,000.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended September 30, 2001, revenue generated by Company offices increased by 79% or $33,549,000 from the corresponding quarter in 2000. This increase is due to $9,059,000 in incremental revenues from acquisitions consummated subsequent to the third quarter 2000, and to a same office revenue increase of 58% or $24,490,000.

For the three months ended September 30, 2001, revenue generated by Company offices within the career transition line of business increased by 98% or $32,026,000. This career transition revenue increase is due to $5,021,000 in incremental revenues from acquisitions and a same office revenue increase of 83% or $27,005,000. The same office career transition revenue increase reflects a significantly higher volume of business in all geographic locations, as corporations continue to downsize in a weakening global economy.

For the three months ended September 30, 2001, revenue generated by Company offices within the consulting line of business increased by 15% or $1,523,000. This increase in consulting revenue is due to $4,039,000 in incremental revenues from acquisitions offset by a same office revenue decrease of 25% or $2,516,000. The same office consulting revenue decrease also reflects the weakening economy, primarily in the United States and Europe.

For the nine months ended, September 30, 2001, revenue generated by Company offices increased 60% or $80,343,000 from the corresponding period in 2000. Incremental revenues from acquisitions consummated subsequent to the third quarter 2000 totaled $30,468,000, and same office revenue increased 37% or $49,875,000 for the nine months ended September 30, 2001, as compared to the corresponding period in 2000.

For the three and nine months ended September 30, 2001, Affiliate royalties increased 80% or $733,000 and 71% or $2,159,000, respectively, from the corresponding periods in 2000. The increase in Affiliate royalties is due to the aforementioned impact of weakening economic conditions across North America.

For the three and nine months ended September 30, 2001, total Company office expenses increased 67% or $23,479,000 and 53% or $57,482,000, respectively, from the corresponding periods in 2000. These increases are due in part to incremental costs from acquisitions consummated subsequent to the third quarter 2000, totaling $9,651,000 for the three months ended September 30, 2001 and $29,785,000 for the nine months ended September 30, 2001. These increased Company office expenses are also due to increases in employee incentive provisions and in delivery costs, including counseling materials, adjunct staff, foreign correspondents, career center staff and other career center costs.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Pursuant to the Company's revenue recognition policy (see Note A to the Condensed Consolidated Financial Statements), the Company's deferred revenue as of September 30, 2001 increased $23,825,000, or 85% from December 31, 2000, reflecting the higher level of career transition billings for the nine months ended September 30, 2001.

Company office operating income for the three months ended September 30, 2001 was $17,478,000 with a Company office margin of 23%, compared to operating income of $7,408,000 and a margin of 17% for the same period in the prior year. This increase in Company office operating income is due to the aforementioned increase in career transition revenues in 2001 as compared to 2000, leveraged across the Company's fixed cost and managed variable cost structure. This increase in operating income is offset by a loss of $592,000 in incremental results from acquisitions consummated subsequent to the third quarter 2000, which were primarily consulting firms.

Company office operating income for the nine months ended September 30, 2001 was $48,418,000 with a Company office margin of 23%, compared to operating income of $25,557,000 and a margin of 19% for the same period in the prior year. This increase in Company office operating income is also due to the aforementioned increase in career transition revenues in 2001 as compared to 2000, and to $683,000 in incremental income from acquisitions consummated subsequent to the third quarter 2000.

For the three months ended September 30, 2001, G & A expenses (general sales and administration expenses and depreciation and amortization expenses) increased by 110% or $5,311,000 from the third quarter 2000. G & A expenses as a percentage of total revenue was 13% and 11% for the third quarter 2001 and 2000, respectively. For the nine months ended September 30, 2001, G & A expenses increased by 65% or $10,537,000 from the corresponding period in 2000. G & A expenses as a percentage of total revenue was 12% for both the nine months ended 2001 and 2000. The increases in 2001 are due primarily to an increase in incentive costs, amortization expense, payroll costs, consulting services and an increase in the bad debt provision.

Net interest expense for the three months ended September 30, 2001 as compared to September 30, 2000 decreased $44,000 primarily due to a decrease in interest rates in the current year. Net interest expense for the nine months ended September 30, 2001 as compared to September 30, 2000 increased $630,000 due to an increase in borrowings for acquisition activities and funding for incentives and earnout payments.

The minority interest in net income of subsidiaries for the three and nine months ended September 30, 2001 was $188,000 and $602,000, respectively, for the minority interest related to Way Station, Inc., Saad Fellipelli and Coaching (See Note D to the Condensed Consolidated Financial Statements). The equity in earnings (loss) of unconsolidated joint venture for the three and nine months ended September 30, 2000 represents the Company's 20% equity interest for Way Station, Inc. at that time.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

The Company's effective tax rates for the three and nine months ended September 30, 2001 were 46% and 45%, respectively, compared to 47% for the third quarter 2000 and 44% for the nine months ended September 30, 2000. The increase in the effective tax rate is due primarily to an increase in the impact of non-deductible amortization expense related to acquisitions (See Note A, "New Accounting Pronouncements", to the Condensed Consolidated Financial Statements.)

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Goodwill and intangibles already recorded will be evaluated by this criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill, which is expected to add between $0.30 and $0.37 per share to earnings in 2002, subject to final analysis. The amount of recorded amortization expense related to goodwill was approximately $1,617,000 and $4,550,000 for the three and nine months ended September 30, 2001, respectively, and approximately $1,195,000 and $3,209,000 for the three and nine months ended September 30, 2000. The Company will also be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002 which may result in future, periodic write-downs of its goodwill.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operation of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that adoption of this statement will materially impact its financial position, cash flows or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that adoption of this statement will materially impact its financial position, cash flows or results of operations.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Capital Resources and Liquidity

As of September 30, 2001 and December 31, 2000, the Company had cash and cash equivalents of $23,011,000 and $13,157,000, respectively. As of September 30, 2001 and December 31, 2000, the Company had working capital of $9,107,000 and $12,017,000, respectively. Cash flow, defined as earnings before interest, taxes, depreciation and amortization, for the three months ended September 30, increased 92% to $13,111,000 in 2001 from $6,833,000 in 2000. Cash flow for the nine months ended September 30, 2001 increased 78% to $38,830,000 in 2001 from $21,806,000 in 2000.

Net cash utilized in investing activities amounted to $18,448,000 and $27,933,000 for the nine months ended September 30, 2001 and 2000, respectively. This investment activity is the result of the purchase of equipment and technology and office fit-out costs for new, smaller-sized office leases, in order for the Company to meet the competing needs of expanding its operations while enhancing efficiency. This increased investment activity is also the result of the Company's final payment for acquiring a 31% equity interest in Way Station, Inc., the acquisition of two Norwegian consulting firms and a consulting firm located in Palo Alto, California, as well as payments for earnouts related to acquisitions made in prior years (See Note D to the Condensed Consolidated Financial Statements).

Net cash utilized in financing activities amounted to $9,443,000 for the nine months ended September 30, 2001 compared to net cash provided by financing activities of $20,265,000 for the nine months ended September 30, 2000. This financing activity for 2001 was primarily the result of $20,933,000 in principal payments made during 2001 under the Company's Credit Agreement and for other obligations, offset by $8,359,000 in borrowings primarily made to complete the acquisition of Way Station, Inc. and to fund the payments of incentives and earnouts (See Notes D and E to the Condensed Consolidated Financial Statements).

As of November 6, 2001, the Company had $18,962,000 available under its Credit Agreement.

The Company anticipates that its cash and working capital will be sufficient to service its existing debt, outstanding commitments and to maintain Company operations at current levels for the foreseeable future. However, the Company is currently negotiating with its primary lenders to increase its credit facility, and may also consider alternative sources of expansion capital to pursue significant acquisitions beyond those to which the Company has already committed. The Company will continue to consider acquisitions and other expansion opportunities as they arise, subject to access to capital on terms acceptable to the Company, although the economics, strategic implications and other circumstances justifying the expansion will be key factors in determining the amount and type of resources the Company will commit.

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

Quantitative and Qualitative Disclosures About Market Risks

As discussed in Note E to the Condensed Consolidated Financial Statements, the Company has entered into a fixed interest rate swap agreement and two cross currency and interest rate swap agreements in order to reduce its exposure to interest rate fluctuations on debt and foreign currency fluctuations.

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

As of September 30, 2001, the Company has swap transactions in place for a total notional amount of $41,038,000. Based upon the variable rate debt and fixed rate swaps as of September 30, 2001, a 100 basis point (1.0%) increase in interest rates on variable rate debt would decrease year-to-date September 30, 2001 interest expense by approximately $335,000.

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company's cross currency swap agreements (see Note E to the Condensed Consolidated Financial Statements) limit its exposure to currency fluctuations with the Japanese yen. The Company does not anticipate any material currency risk to its business or financial condition resulting from other currency fluctuations, as it is unlikely that all other relevant foreign currencies would uniformly strengthen or weaken relative to the U.S. dollar.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the nine months ended September 30, 2001.



Item 6.   Exhibits and Reports on Form 8-K

a.       Exhibits:

None

            b. The Company filed a Form 8-K on November 9, 2001 reporting its 3-for-2 common stock split effective on November 1, 2001 for shareholders of record as of October 26, 2001. This Form 8-K also filed the Articles of Amendment of the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 30,000,000 shares. Also filed with this Form 8-K was the Amended and Restated Directors' Stock Option Plan, as amended by the Board of Directors on March 22, 2001 and approved by the Shareholders on May 3, 2001.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHT MANAGEMENT CONSULTANTS, INC.

                  BY:/S/ RICHARD J. PINOLA                    November 14, 2001
                    ------------------------                  -----------------
                  Richard J. Pinola                                 Date
                  Chairman of the Board and
                  Chief Executive Officer

                  BY :/S/ CHARLES J. MALLON                   November 14, 2001
                    ------------------------                  -----------------
                  Charles J. Mallon                                 Date
                  Chief Financial Officer and
                  Principal Accounting Officer