Form 10-K
period 2001-12-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 2002-03-28
CIK 802806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-----            Act of 1934 for the fiscal year ended December 31, 2001
                                       OR
      Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----
                              Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant using the closing stock price as of March 1, 2002 was $317,533,000. The number of shares outstanding of the registrant's Common Shares as of March 1, 2002 was 15,032,796.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I & II Portions of the Company's 2001 Annual Report to Shareholders
             for the fiscal year ended December 31, 2001.

Part III Portions of the Company's definitive proxy statement with respect to its 2002 Annual Meeting of Shareholders to be held on May 2, 2002.

                                     PART I
                                     ------

Item 1: Business

General

We believe we are the leading global provider of career transition and human resource consulting services. Founded in 1980 and headquartered in Philadelphia, Pennsylvania, we have been publicly owned since 1986. We offer a full spectrum of services to meet the global workforce management needs of client organizations and their employees. Our worldwide operations include more than 150 owned offices and 77 affiliate and corresponding offices, giving us the ability to service clients from locations in more than 30 countries. Our worldwide operations are structured into seven geographic groups.

The terms "company" and "we" are used to refer collectively to the parent company, Right Management Consultants, Inc., and its wholly-owned and majority-owned subsidiaries through which we conduct our business.

We presently have agreements with five independent franchise businesses, each of which we refer to as an Affiliate. We license our Affiliates to use our service marks and licenses and train them to use our proprietary materials and methods. We receive fees directly from employers for our services rendered and we receive royalties and fees from our Affiliates. Our fees for our services are paid exclusively by the employer. We do not provide our services to employees who are not sponsored by employers, since we are not a "retail" career counseling firm or employment agency.

Our operations are divided into two lines of business: career transition services and organizational consulting.

For detailed financial information regarding our business segments and geographic areas, refer to Note M, "Segments", in the Company's Notes to the Consolidated Financial Statements contained in the our 2001 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report on Form 10-K (this "Report"). Such financial information is responsive to Item 101 (b) and (d), respectively, of Regulation S-K and is incorporated by reference herein.

Acquisition of Coutts Consulting Group
--------------------------------------

On March 22, 2002, we concluded our acquisition of all of the shares of Atlas Group Holdings Limited, the parent company of Coutts Consulting Group Limited ("Coutts"). Coutts is a London based career transition and organizational consulting firm with operations in Europe, Japan and Canada.

This acquisition is valued at approximately $105 million, including the costs of the transaction. The consideration consisted of a combination of cash, purchase price notes and funds we supplied to repay existing indebtedness of Coutts.

The Coutts acquisition solidifies the Company's position as the leading provider of career transition and organizational consulting services with the addition of significant operations in the United Kingdom, France and Japan. In addition, Coutts has operations in Germany, Italy and Switzerland, three countries in which the Company did not have Company-owned operations prior to the acquisition, and adds additional volume to our existing businesses in Belgium, the Netherlands and Spain.

Coutts' revenue for the year ended December 31, 2001 was approximately $92 million. Approximately 46% of revenue was derived in the United Kingdom, approximately 20% in France and approximately 19% in Japan. Except as set forth in Item 1: Business of this Report, the information in this Report, and in the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements, contained in the our 2001 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report, do not include any amounts attributable to Coutts.

The acquisition was financed through a new $180 million Credit Agreement entered into simultaneously to the closing of the acquisition with a syndicate of banks including First Union National Bank as Administrative Agent. For a description of the Credit Agreement refer to Note N, "Subsequent Events", in the Company's Notes to the Consolidated Financial Statements contained in the our 2001 Annual Report to Shareholders, the incorporated portions of which are included as
Exhibit 13 to this Report.

Career Transition Services
--------------------------

Our career transition services, including individual and group outplacement services, provided approximately 83% of total Company office revenue for the year ended December 31, 2001. We provided career transition services to approximately 5,130 client companies during 2001, including a majority of the companies that comprise the Fortune 500. For the twelve months ended December 31, 2001, career transition revenue recognized by one telecommunications industry client represented 12% of total Company office revenue.

Career transition services are divided into two principal categories - Individual Outplacement Services and Group Outplacement Services.


Individual Outplacement Services

Our individual outplacement services for the employer include advice on conducting the termination interview, terms of severance pay and other termination benefits. Services to terminated employees include assistance in handling the initial difficulties of termination;

identifying continuing career goals and options and in planning an alternative career; aiding in developing skills for the search for a new job, such as resume writing, effective networking, identifying and researching types of potential employers, preparing and rehearsing for interviews; continuing consultation and motivation throughout the job search campaign; assessing new employment offers and methods of accepting such offers (including consideration of relocation issues) and, where appropriate, consulting with the employee's spouse regarding the stresses of the employment search and the positive role the spouse may play in all aspects of the new job search, as well as assisting with financial planning and health maintenance.

Approximately 62% of our career transition revenue generated by our company offices during 2001 was for individual outplacement services.

Group Outplacement Services

The remaining significant portion of our career transition business consists of providing consulting in group contexts for companies making large reductions in their work force due to reorganization, restructuring or other reasons. In addition, we provide our services to employers during smaller reductions in their workforce, using group programs.

Our group programs have, as their core, seminars for generally up to twelve employees per group, in sessions extending over one to five days. Often, the group seminar is preceded or followed by individual counseling. During a large-scale reduction in force, we design, staff, or manage career centers for corporate clients needing to provide career transition services to displaced employees. The centers are run like company offices, staffed with consultants and administrative personnel that provide individual counseling workshops, office support technology and services. These programs are designed for each employer-client and are generally competitively priced and bid, based on the number of consulting hours, number of employees involved and the type of programs to be provided. The group program may also be used for "voluntary separation" due to reorganizations or other reasons.

Approximately 38% of the career transition revenue generated by company offices during 2001 was for group outplacement services.

Organizational Consulting
-------------------------

Our organizational consulting business provides effective solutions to the evolving human resource needs of our clients. We have focused on assisting organizations in managing the human side of change, a natural complement to our career transition expertise. Organizational change includes merger, acquisition, restructuring, deregulation and the implementation of new technology - changes which can affect everyone in an organization. Often, outside expertise is needed to identify the issues confronting employees and the training, refocusing, realignment or skill enhancements needed to help them deliver their greatest potential to an organization. Our organizational consulting services include assisting organizations and their employees with developing leaders through executive coaching and customized leadership development programs; building competencies by identifying the skills, knowledge and personal characteristics that determine success in a given company, and using those competencies to align human resource systems with strategy; and growing talent which involves attracting, motivating and retaining the best people in a highly competitive talent marketplace.

The consulting business in total, including career management consulting and other human resources consulting, provided approximately 17% of total Company office revenue for the year ended December 31, 2001. No single customer or client accounted for more than 5% of revenue within the organizational consulting line of business in 2001.

Competition
-----------

Three global organizations, in addition to our Company, compete in the career transition services sector. Our global competitors are Drake Beam Morin, a subsidiary of Thomson Corp, and Lee Hecht Harrison, owned by Adecco Group SA, a global provider of personnel and career services. Additionally, there are regional firms and numerous smaller boutiques, operating in either limited geographic markets or providing only narrow service lines.

Fees for Services Provided by Company Offices
---------------------------------------------

For individual career transition services provided by company offices, we normally receive a negotiated fee, depending upon the services provided, which generally ranges between 5% and 15% of the terminated employee's annual compensation. Fees for group career transition programs and consulting projects are individually determined depending upon the type of services the employer requests, the amount of consulting time required and the number of employees involved.

Organization and Distribution of Company Offices and Affiliates
---------------------------------------------------------------

The current network of company offices and Affiliates is outlined in our 2001 Annual Report to Shareholders, attached as Exhibit 13 hereto, that portion of which is incorporated herein by reference.

Management of Company Offices and Affiliates
--------------------------------------------

We believe that a decentralized approach of organizing our business into geographic groups and then regions, which may be comprised of more than one company office or Affiliate office, allows us to be responsive to individual clients, as well as allowing us to better serve our local and regional markets. Each region is responsible for the marketing and sales of career transition and consulting activities in its assigned area. Our clients have access to the our entire network of company and Affiliate offices.

Affiliate Arrangements
----------------------

The Basic Affiliate Relationship

We have previously entered into agreements with Affiliates ("Affiliate Agreements"), which are independent franchisee businesses, to provide the Company's career transition and consulting services within the geographic area defined in each Affiliate Agreement (the "Exclusive Territory"). Affiliates render such services exclusively under our registered service marks. Under the Affiliate Agreements, we assist the Affiliates in various ways in the provision of career transition and consulting services. There are five Affiliate Agreements that remain in effect, all of them in the United States. We have no present intention to enter into any additional Affiliate Agreements. As part of our operating strategy, new Affiliates are not being sought and we will likely acquire the remaining Affiliate territories when and if they become available.

Under the Affiliate Agreements, we are precluded from establishing or maintaining company offices or otherwise soliciting customers, providing consulting services or licensing other Affiliates to operate in the Exclusive Territory of a particular Affiliate. In turn, the Affiliate is prohibited from establishing or maintaining its own offices or "satellites" soliciting customers or engaging in career transition or consulting services outside of its Exclusive Territory.

There is not a formal Affiliate organization; however, a Management Advisory Committee (the "Advisory Committee") exists which considers matters of general concern to the Affiliates.

Company Training of Affiliates

The Affiliate Agreements require us to train the Affiliate and its employees in marketing and delivering career transition and consulting services. We are responsible for overall guidance and have established company standards and policies relating to our services. We provide proprietary sales and consulting materials, administrative forms (including, among other things, guidelines for consulting client-employers and terminated employees), materials used in conjunction with marketing the services and administration of its office and materials relating to our system of monitoring the progress of terminated employees. We also provide marketing support, public relations, advertising and promotional support, consisting of national and international media efforts.

Affiliates' Payment of Fees and Royalties to Company

In consideration of our services provided, training, and licensing the use of our federally-registered service mark, the Affiliate generally pays us a 10% royalty on the Affiliate's total gross receipts and a fee for services rendered in providing career transition services to terminated employees on certain contracts and accounts sold and managed by Affiliates, but delivered outside an Affiliate's territory by a company-owned office. Also, we pay our Affiliates for services delivered to our clients by an Affiliate in its Exclusive Territory.

Term, Supervision and Termination of Affiliate Agreements

The Affiliate Agreements provide for an initial term of three or five years and are automatically renewed from year to year unless either party gives the other notice of non-renewal (which may be without cause) at least 120 days prior to the expiration of the then current term (unless a longer notice period is required by local franchise laws).

During the term of the Affiliate Agreement, we may terminate the arrangement, subject to local franchise laws and cure periods specified in the Affiliate Agreements, for a variety of reasons, including a material breach of such Agreement by the Affiliate, the failure by the Affiliate to achieve at least 75% of the minimum volume of business set forth in its Affiliate Agreement in any year of the Affiliate's operation or the Affiliate's failure to otherwise conduct normal business operations diligently and regularly or to use its best efforts to sell and provide career transition consulting services, or the Affiliate's failure to adhere to the written service standards established by us in consultation with the Advisory Committee. We may also terminate an Affiliate Agreement due to the death, disability or retirement of the principal shareholders of an Affiliate.

We have offered and implemented with all of our existing Affiliates an addendum to their respective Affiliate Agreements. Under the terms of the addendum, we relinquish our right to give notice of non-renewal of the Affiliate's Affiliate Agreement upon the expiration of its initial or one of its renewal terms. However, the Advisory Committee is empowered to terminate, upon specified grounds, the Affiliate Agreement of Affiliates who sign the addendum. In addition, the addendum permits us to terminate the Affiliate Agreement of any Affiliate if certain trends in the volume of business generated by the Affiliate deviate by more than specified amounts below the comparably defined trends for all North American offices of the Company and its Affiliates measured as a group.

Affiliates' Right of First Refusal

Pursuant to the Affiliate Agreements, the Affiliates may have a right of first refusal to purchase Right Management Consultants, Inc.'s Common Shares held by certain shareholders who have granted to the Affiliates this right, in case of certain proposed sales or exchanges of the company's Common Shares. Under the terms of the Affiliate Agreements, in the event that 51% or more of the Common Shares of the company are proposed to be sold by one or more shareholders of the company in a single transaction (exclusive of a corporate merger or consolidation in which Right Management Consultants, Inc. is not the surviving party and transactions in which the common stock of another company is exchanged for the Common Shares of Right Management Consultants, Inc.), the Affiliates may have a right of first refusal to acquire the Common Shares of the company held by the aforementioned shareholders under the same terms as the proposed transaction.

Acquisitions
------------

Effective January 1, 2001, we acquired an additional 31% equity interest in WayStation, Inc. ("Right WayStation"), a leading career transition services firm in Japan, giving us a 51% controlling equity interest. Also effective January 1, 2001, we purchased a 51% controlling equity interest in both Saad-Fellipelli Recursos Humanos Ltda., a Brazilian career transition firm, and Coaching-Psicologia Estrategica Ltda., a related Brazilian organizational consulting firm.

Effective April 1, 2001, we acquired certain assets of Human Link, DA, an organizational consulting firm located in Norway, for a combination of cash, common stock, and future defined contingent payments. Also effective April 1, 2001, we acquired certain assets of Kontenta Consulting AS, a Norwegian consulting firm, and Kontura Search and Selection Bergen AS, a related Norwegian search and selection firm, for a combination of cash and future defined contingent payments.

Effective May 1, 2001, we acquired the outstanding stock of Corporate Leverage, Inc., an organizational consulting firm located in Palo Alto, California, for a combination of cash and future defined contingent payments.

Effective October 1, 2001, we acquired Claessens, NL, our correspondent firm in the Netherlands, for a combination of cash and future contingent consideration based on operating results. Also effective on October 1, 2001, we acquired a 51% interest in Glenoit, S.L., our Iberian correspondent firm with offices in Madrid and Barcelona, Spain, for a combination of cash and future contingent consideration based on operating results. We also acquired certain assets of Change Technologies, Inc., an organizational consulting firm located in Pittsburgh, PA.

The initial purchase price for all of these acquisitions, including costs of acquisitions, totaled $19,920,000 in cash and 41,211 in Company Common Shares issued from treasury shares with a market value of approximately $440,000. We acquired $2,721,000 in cash and cash equivalents from these acquisitions. The purchase price allocations for these acquisitions are based upon information available at this time and are subject to change.

Effective January 1, 2002, we acquired for approximately $3,285,000 in cash, an additional 20% interest in our Japanese joint venture Right WayStation, increasing our total interest in this subsidiary to 71%.

Over the last five years, and including the Coutts acquisition, we have completed thirty-four separate acquisitions of career transition and consulting firms, entered into an exclusive licensing agreement with a consulting firm, and purchased controlling interests in four separate firms, for combinations of cash, company Common Shares, future defined incentives, assumption of incomplete contracts and other consideration. The total purchase price for these transactions in cash and Common Shares, but excluding earnouts, aggregated $178,996,000, including the costs of acquisitions.


Employees
---------

At February 28, 2002, we and our subsidiaries employed 2,217 full-time personnel and part-time professional consultants. This included 14 in senior management, 366 in other managerial and professional roles, 1,233 in field operations as consultants, and 604 in clerical capacities. Part-time professional consultants are generally required to have prior executive or management experience and are provided company training. None of our employees are subject to collective bargaining agreements. In general, we believe that our employee relations are good.

Risk Factors
------------

Investing in our Common Shares can involve various risks. In addition to the other matters discussed elsewhere in this Report, the following are risk factors we believe are material to your investment decision and should be taken into account in evaluating our business and prospects.

WE MAY SUFFER ECONOMIC HARM IF THE ECONOMIC CONDITIONS ON A LOCAL, REGIONAL, NATIONAL OR INTERNATIONAL BASIS IMPROVE.

The demand for our services, primarily our career transition services, is impacted by the economic conditions on a local, regional, national, international basis. Generally, a stronger economy will result in less downsizing and less demand for our services. The recent economic condition in North America has prompted corporations to downsize their operations which has, to a degree, enabled us to expand. A significant or prolonged decrease in corporate downsizing activity could reduce demand for our career transition services. Additionally, a stronger economy can lead to easier and more rapid job change and reentry, which would further reduce the demand for service or compress the length of time that our services are required, which would negatively impact the prices we can charge our clients.

Also, our operations could be adversely affected by weaker economic conditions, as that could lead to reluctance on outside companies' part to incur the expenditures associated with the utilization of our services.

WE ARE DEPENDENT UPON ACQUISITIONS TO GROW OUR BUSINESS.

Historically, we have grown both internally and through acquisitions and we tend to grow our business through both these methods. We have historically acquired companies within the highly fragmented career transition services industry and will continue to consider opportunistic acquisitions of career transition providers. However, it is more likely that we will look to acquire other consulting services providers, allowing us to diversify our range of services that we provide.

As we look to acquire other consulting services providers, increased competition for acquisition candidates may develop, which may result in fewer acquisition opportunities available to us as well as higher acquisition prices for those companies who we do acquire.

There can be no assurance that we will be able to continue to identify, acquire or profitably manage additional business or successfully integrate acquired businesses, if any, without substantial cost, delays or other operational or financial problems. Any acquisition would involve a number of risks, including possible adverse affects on our operating results, diversion of our management's attention, the failure to retain key personnel of the companies we acquire as well as the risks associated with unanticipated events or liabilities and amortization of acquired tangible and identified intangible assets, any or all of which could have a material adverse affect on our business, financial condition and result of operations. There can be no assurance that our recent or future acquisitions will achieve anticipated revenues and earnings.

WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF THE COUTTS ACQUISITION

The success of the Coutts Acquisition in 2002 will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining our business with the business of Coutts. To realize the anticipated benefits of this combination, members of our management team must develop strategies and a business plan that will effectively combine our two businesses. If the members of our management team are unable to develop strategies and provide a business plan that achieve these objectives, the anticipated benefits of the acquisition may not be realized. In particular, the anticipated growth in revenue, earnings before interest, taxes, depreciation and amortization, or "EBITDA," may not be realized, which could have an adverse impact on us and the market price of shares of our common stock.

WE ARE SUBJECT TO COMPETITION FROM COMPETITORS THAT HAVE GREATER FINANCIAL AND OTHER RESOURCES.

We compete against other providers of career transition services and other organizational consulting services. While we believe we are the world's largest provider of career transition services, our primary national and international competitors are divisions of companies, that as a whole, are much larger than us and may have access to financial and other resources which are substantially greater than those available to us. We may also face competition from future expansion by other companies into the career transition and other organizational consulting businesses. On a regional basis, we also compete against local career and other organizational consulting firms that are well established in their particular regions.

WE ARE DEPENDENT ON A NUMBER OF KEY PERSONNEL.

As a service business, we depend upon the continued services of our executives, sales and consulting personnel, and our success is dependent in large part on the continued services of such employees. The loss of these personnel, or the inability to attract or retain new qualified personnel could have a material adverse affect on us. In addition, if one or more of our key employees resigns to join a competitor or to form a competing business, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse affect on our business, financial condition and results of operations. With the loss of any such personnel, there could be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATIONS WITH RESPECT TO OUR BUSINESS.

In connection with our arrangement with our Affiliates, we devote substantial resources to comply with state and federal franchise laws and regulations. While we believe that our practices and procedures are not in material violation of the provisions of such state and federal laws, our past practices may give rise to potential liability. Given the scope of our business and the nature of state and federal franchise regulations, we could encounter compliance problems in the future.

Although career transition and organizational consulting services are not currently specifically subject to state and federal regulation, such regulation has been considered by legislatures of several states and there can be no assurance that such regulation would not be adopted in the future and if adopted will not have a material adverse affect on our business, financial condition and result of operations.

WE ARE DEPENDENT IN PART UPON RECEIPT OF ROYALTIES FROM OUR AFFILIATES.

Our revenue depends in part upon royalties and fees paid to us by our Affiliates. Royalties paid to us are equal to 10% of an Affiliate's total gross receipts. For the fiscal years ended December 31, 2001 and 2000, approximately 2.6% and 2.2%, respectively, of our revenues resulted from royalty payments from our Affiliates. We have no current plans to reduce our royalty rates, but there can be no assurance that royalties will continue to be maintained at such level. While we believe that our relationships with our Affiliates are good, there can be no assurance that these relationships will remain so. The deterioration in our relationships with our Affiliates or among the Affiliates themselves, or our inability to collect royalties and fees payable to us by Affiliates, could mutually adversely affect our business, financial condition and results of operations.


OUR ARTICLES OF INCORPORATION COULD DELAY OR DISCOURAGE A TAKE-OVER ATTEMPT.

Our Articles of Incorporation contain provisions that may delay or discourage a take-over attempt that a shareholder may consider in his or her best interest, including take-over attempts that might result in a premium being paid on shares of our common stock. Articles of Incorporation authorize the issuance of up to 1,000,000 preferred shares at the discretion of our Board of Directors. Our Board of Directors may also fix from time to time in the future, the designation, limitations and preferences for any such series of issuances of preferred shares, without any further thought or action required by shareholders. The right of our Board of Directors to issue preferred shares at their discretion may make us less attractive to an entity or group considering acquiring control of us or may make an acquisition materially more difficult, resulting in a lower acquisition price per share or may otherwise materially adversely affect investment in our stock.

WE HAVE ENTERED INTO EMPLOYMENT AGREEMENTS WITH OUR EXECUTIVE OFFICERS WHICH CONTAIN PROVISIONS WHICH COULD DELAY OR DISCOURAGE A TAKE-OVER ATTEMPT.

Under certain circumstances, upon certain contemplated sales of the majority of our assets or outstanding common stock, or upon a merger, consolidation or reorganization, certain of our executive officers have an option to extend the term or their respective employment agreements for an additional 2 years in accordance with the provisions of their employment agreements. The executive officers' right to extend the terms of their employment agreements may make us less attractive to an entity or group considering acquiring control of us or may make the acquisition materially more difficult, resulting in a lower acquisition price per share or may otherwise materially adversely affect an investment in our common stock.

RISKS RELATING TO FORWARD-LOOKING STATEMENTS WHICH MAY NOT COME TRUE

The Private Securities Litigation Reform Act of 1995 provides us with a "safe harbor" for forward-looking statements that we make. This means that we may not be liable to our shareholders if the projections we make about our future operations or performance do not come true. Certain materials we have filed or may file with the United States Securities and Exchange Commission, and we incorporate by reference in this prospectus, contain forward-looking statements. These may include projections about companies we acquire and other business development activities. We may also make forward-looking statements about future capital expenditures, projected results and competition in our operations. These forward-looking statements involve important risks and uncertainties that could significantly affect our future results, which may not meet our expectations. Among other things, these risks and uncertainties could include the types of risks discussed in this "Risk Factors" section.

Item 2: Properties

All office space for company offices is leased. The leases typically have three to five year terms and some have renewal options. We lease approximately 812,959 square feet for all company offices, including the corporate headquarters, at an aggregate yearly rental cost of approximately $20,769,000. Most of these leases are also subject to annual operating expense escalation clauses. We believe our facilities are adequate to provide services to our clients.

Item 3: Legal Proceedings

We are not a party to, nor is our property the subject of, any material pending legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Each of the following executive officers has been appointed by the Board of Directors to their current position set forth opposite his name. All of the executive officers are expected to devote their full business time to the company's affairs.


  Name                    Age           Position(s)
  ----                    ---           -----------

Richard J. Pinola         56       Chairman of the Board of Directors and Chief
                                   Executive Officer

John J. Gavin             45       President, Chief Operating Officer and
                                   Director

Charles J. Mallon         45       Executive Vice President, Chief Financial
                                   Officer, Secretary and Treasurer

G. Lee Bohs               42       Executive Vice President, Corporate
                                   Development

Frederick R. Davidson     65       Chairman of Right Management Consultants
                                   Holdings, Pty. Ltd. and Director

Peter J. Doris            55       Executive Vice President, International

Geoffrey S. Boole         58       Executive Vice President, Career Transition
                                   Services

Christopher Pierce-Cooke  49       Executive Vice President, Managing Director -
                                   Consulting Services

Howard H. Mark            44       Executive Vice President, e-Business

Mark A. Miller            53       Group Executive Vice President for the
                                   Eastern U.S.

R. William Holland        58       Group Executive Vice President for the
                                   Central U.S. and Canada

James E. Greenway         55       Group Executive Vice President for the
                                   Western U.S.

Edward C. Davies          55       Group Executive Vice President for
                                   Asia-Pacific

Motohiko Uezumi           58       Chief Executive Officer of Right WayStation

Mr. Pinola was elected as a Director by the Board in October 1989. Mr. Pinola is a Certified Public Accountant and joined Penn Mutual Life Insurance Company in 1969. He was appointed President and Chief Operating Officer of Penn Mutual Life Insurance Company in 1988, which position he held until his resignation in September 1991. Mr. Pinola was a financial consultant to various organizations from September 1991 until July 1992, at which time he was appointed President and Chief Executive Officer of the company. Effective January 1, 1994, Mr. Pinola was appointed Chairman of the Board of Directors and continues as Chief Executive Officer. Mr. Pinola also serves as a director of K-Tron International, a publicly held company.

Mr. Gavin joined the company in December 1996 as Executive Vice President. In this capacity, Mr. Gavin was responsible for the overall marketing strategy and business development activities for our worldwide locations. Effective January 1, 1999, Mr. Gavin was appointed President and Chief Operating Officer of the company. Also effective January 1, 1999, Mr. Gavin was elected a Director by the Board of Directors. Prior to joining the Company, Mr. Gavin was employed at Arthur Andersen LLP in Philadelphia for 18 years, during which time he served as the partner in charge of the manufacturing/distribution industries. Mr. Gavin is a member of the Board of Advisors for Temple University's Fox School of Business and he is a member of the Board of Directors of Global Health Ministry. Mr. Gavin is also a director of Opinion Research Corporation, which provides marketing research and services.

Mr. Mallon joined the company in 1996 to assist in directing and managing our financial operations. Effective September 1, 1999, Mr. Mallon assumed the role of Chief Financial Officer, and effective January 1, 2000, he was elected as an Executive Vice President by the Board of Directors, in which capacity he now serves. Prior to joining the company, he was for six years, the Chief Financial Officer of ACS Enterprises, Inc. ("ACS"), a publicly held wireless cable system operator. Before ACS, Mr. Mallon was with the Philadelphia office of Ernst & Young for 12 years, ultimately as senior audit manager. Mr. Mallon is a Certified Public Accountant and a graduate of Drexel University in Philadelphia. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants.

Mr. Bohs was employed at the regional Certified Public Accounting firm of Asher & Company, Ltd., from June 1981 to January 1987, initially as a staff accountant, and then as an accounting and auditing manager. He joined the company as Manager of Financial Reporting in January 1987, and was elected Treasurer in December 1987 and Vice President, Finance, effective January 1989. From March 1991 until December 1995, Mr. Bohs served as Senior Vice President and Chief Financial Officer. He was appointed Secretary by the Board of Directors in May 1995. Effective January 1996, he was promoted to Executive Vice President and continued to serve as Chief Financial Officer until his resignation in September 1999. At that time, Mr. Bohs joined TDRC Group, which later became Intecap, Inc., as an Executive Vice President and Chief Financial Officer, where he served through January 2002. He re-joined our company in January 2002 as Executive Vice President, Corporate Development.

Mr. Davidson is the Chairman of Right Management Consultants Holdings, Pty., Ltd., formerly Right D & A, Pty. Ltd., an Asia-Pacific career transition firm of which we acquired a fifty-one percent interest during 1997, and which is now owned 100% by us. Mr. Davidson was elected a Director by the Board of Directors on July 24, 1997. Mr. Davidson has published numerous articles on career planning, termination practices and managing large scale staff reductions. Mr. Davidson is Chairman of St. John Ambulance Australia (Victoria) and Chairman of Cooperative Research Centre for Cochlear Implant and Hearing Aid Innovation. An Officer of the Order of St. John, Mr. Davidson is a member of the International Institute of Strategic Studies in London.

Mr. Doris was Senior Vice President of Human Resources for a large New York City based bank, prior to joining the company in 1986. From 1986 to 1990, Mr. Doris was Senior Vice President, Sales and Operations of the company. Effective January 1991, he became a Group Executive Vice President for the Southern region of the United States in which capacity he served until 1996. Since 1997, Mr. Doris has been working with our regional offices in marketing to major international accounts. He is Executive Vice President, International for Right Management Consultants.

Mr. Boole previously held various sales/marketing and human resources positions at leading North American companies such as Sears, Control Data and Gandalf Technologies. In these companies, he held leadership positions both in house and as a consultant. Mr. Boole started with the company in 1989 with the start up of the Ottawa office. His career with us has encompassed leadership positions in the Canadian region as both Managing Principal of Career Transition and Managing Vice President of Consulting Services. Effective August 2000, Mr. Boole was appointed Executive Vice President of our Career Transition Services, and is responsible for the efficient and effective delivery of the company's career transition business.

Mr. Pierce-Cooke has extensive experience in human resources, consulting and global markets. Prior to joining the company, he was Chief Executive Officer of Corporate Vision, a human resource and organizational consulting firm with operations in Melbourne and Sydney, Australia and London, England. At Westpac, one of Australia's largest banking institutions, Mr. Pierce-Cooke held two significant roles: he headed up the human resources function for the retail, corporate and international banking groups; he also spent time directing Westpac's marketing operations. Earlier in his career, he was a director for various divisions of British Aerospace and for two years ran its headquarter operations in London which oversaw over 135,000 employees in 50 countries. Mr. Pierce-Cooke joined the company as Executive Vice President and Managing Director of Consulting Services in April 1999. He is responsible for driving our continued growth and global expansion in the consulting arena. His education includes a BS degree in economics and qualifications as an attorney in the United Kingdom.

Mr. Mark was the former Director of Information Technology and Managed Care Reengineering at pharmaceutical company Rhone-Poulenec Rorer (RPR), from 1989 to 1997 where he managed RPR's information and technology services for North American pharmaceutical business focusing on sales and marketing information systems and data warehousing. From 1997 to 1999, Mr. Mark was the Chief Information Officer at Right Management Consultants. Mr. Mark oversaw technology operations for the company, including the development of our strategic vision for information technology and identification and implementation of various new technologies. In December 1999, Mr. Mark departed the company to serve as CIO for Alliance Consulting in Philadelphia, a position he held until October 2000. Mr. Mark rejoined the company in November 2000 as Executive Vice President, e-Business. He is responsible for our e-business strategy, encompassing the integration and utilization of the many outstanding technologies that support our consulting solutions and career transition services.

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

Dr. Holland was with Accenture, formerly Andersen Consulting, from 1996 to June 1999. Dr. Holland was the Associate Partner responsible for global human resource operations for their Information Technology and Business Process Outsourcing business, which had 10,000 employees and over 200 outsourcing units worldwide. Dr. Holland was responsible for establishing a worldwide human resource organization focused on delivering greater client value and aligning human resource processes, career development models and executive coaching programs. Prior to his position with Accenture, Dr. Holland held the senior human resource executive position with a large financial institution, a prominent University and a large investment advisory business. Dr. Holland joined the company in June 1999 in the role of Group Executive Vice President of the North Central

Group. Effective January 1, 2000, Dr. Holland has expanded his responsibility to include the Canadian region. He holds three degrees, a BA, MA and Ph.D all from Michigan State University and he has published several works on conflict resolution and career development.

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

Mr. Davies was the Managing Director at Moore Business Systems in Australia from 1995 until February 1998. Moore Business Systems, which was a division of Moore Corporation located in the U.S., was primarily engaged in printing services and print management. In July 1998, Mr. Davies joined Right Management Consultants Holdings, Pty. Ltd., formerly Right D & A, Pty. Ltd., as the State Director for the Melbourne office. At that time, we had a 51% interest in Right Management Consultants Holdings, Pty. Ltd. and as of January 1, 2000, it is 100% owned by the Company. Since September 1999, Mr. Davies served initially as Director of Operations and subsequently as Managing Director for the entire Asia-Pacific network of offices within the Company. Effective March 2000, Mr. Davies was elected by the Board of Directors as the Group Executive Vice President of Asia-Pacific.

Mr. Uezumi joined Right WayStation, formerly WayStation, Inc., as Representative Director, with a partial ownership, in May 1997. Effective November 1, 2001, Mr. Uezumi was appointed President and Chief Executive Officer of Right WayStation. Prior to joining the company, Mr. Uezumi held senior executive positions in three US-based corporations. He began his career with Sumitomo 3M, initially in sales, then marketing, and ultimately as General Manager of the Magnetic Device Division. He was then appointed President of Mead Packing Japan, a subsidiary of Mead Corporation, based in Atlanta, Georgia. Before joining Right WayStation he was responsible for Citibank's credit card operations in Japan.

Except for Mr. Pinola & Mr. Gavin, who have employment agreements with us, each executive officer has been elected by the Board of Directors for a term expiring with the first Board of Directors' meeting held after the next Annual Meeting of Shareholders.

                                     PART II
                                     -------

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

The information required by this Item is incorporated by reference to the section titled "Common Share Data" in our 2001 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6: Selected Financial Data

The information required by this Item is incorporated by reference to the section titled "Selected Financial Data" in our 2001 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2001 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

The information required by this Item is incorporated by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2001 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 8: Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the sections titled "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in our Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III
                                    --------

The information called for by Items 10 through 13 of Form 10-K (except for the information set forth on pages 12-16 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Proposal 1: Election of Directors", "Executive Compensation", "Principal Shareholders and Management's Holdings", "Compliance with Section 16(a) of Securities Exchange Act of 1934", "Committees of the Board of Directors", "Certain Relationships and Related Party Transactions", "Independent Public Accountants", and "Audit and Non-audit Fees" contained in our definitive Proxy Statement with respect to our 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV
                                     -------

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are filed as a part of this Report:

               1. Financial statements: The following is a list of financial statements which have been incorporated by reference from our 2001 Annual Report to Shareholders, as set forth in Item 8:

               Report of Arthur Andersen LLP, Independent Public Accountants Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001
               Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2001
               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001
               Notes to Consolidated Financial Statements

               2. Financial statement schedule: The following financial statement schedule for the company is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the company:

               Report of Arthur Andersen LLP, Independent Public Accountants
               Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable, not required, or because the required information is contained in our Consolidated Financial Statements or the notes thereto.

               3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report, under Item 601 of Regulation S-K:

                                INDEX TO EXHIBITS
Exhibit No.
----------

3.1 Company's Articles of Incorporation, together with all amendments thereto (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
3.2 Company's By-Laws as adopted June 28, 1995, and as amended December 17, 1998 effective January 1, 1999 (incorporated by reference to the Company's report on Form 10-K/A for the fiscal year ended December 31, 1998, filed August 4, 1999).
10.01 1986 Shareholders' Agreement (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
10.02 401(k) Savings Plan (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986). *
10.03 Supplemental Deferred Compensation Plan for Richard J. Pinola, dated July 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992). *
10.04 1993 Stock Option Plan (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 33-58698), filed February 23,
       1993). *
10.05 1993 Stock Incentive Plan, as amended (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.06 Directors' Stock Option Plan of the Company (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.07 Employment Agreement dated December 12, 1995 by and between Right Management Consultants, Inc. and Richard J. Pinola (incorporated by reference to the Company's Form 10K for the year ended December 31, 1995, filed March 31, 1996). *
10.08  Employee Stock Purchase Plan of the Company (incorporated by reference as
       Exhibit 4 filed in the Company's report on Form S-8 (File No. 333-06211), filed June 18, 1996).*
10.09 Amendment to the 1993 Stock Incentive Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-07975), filed July 11,
       1996).*
10.10 Credit Agreement between Right Management Consultants, Inc. and its wholly owned subsidiaries and PNC Bank, National Association dated December 20, 1996 (incorporated by reference to the Company's Form 8-K, dated January 17, 1997)
10.11 Amendment to Employment Agreement dated as of January 1, 1999 by and between Right Management Consultants, Inc. and Richard J. Pinola (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1998, filed March 31, 1999). *

* These documents are compensatory plans or agreements required to be filed as Exhibits.

10.12 Employment Agreement and Supplemental Deferred Compensation Plan dated as of January 1, 1999 by and between Right Management Consultants, Inc. and John J. Gavin (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1998, filed March 31, 1999). *
10.13 Amendment to the 1993 Stock Incentive Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-84493), filed August 4,
       1999). *
10.14 Amendment to the 1996 Employee Stock Purchase Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-84495), filed August 4, 1999). *
10.15 Supplemental Early Retirement Plan for certain employees, dated January 1, 2000 (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1999, filed March 30, 2000). *
10.16 Third Amendment, dated June 29, 2000, to the Credit Agreement between Right Management Consultants, Inc. and its wholly owned subsidiaries and PNC Bank, National Association dated December 20, 1996 (incorporated by reference to the Company's report on Form 10Q for the period ended September 30, 2000, filed November 14, 2000).
10.17 Purchase Agreement between and among Right Management Consultants, Inc. and Way Station, Inc., Keiichi Iwao, Akifumi Hayashi, and Motohiko Uezumi dated November 2, 2000 (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 2000, filed April 2, 2001).
10.18 Amendment to the Directors' Stock Option Plan (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 2000, filed April 2, 2001.) *
10.19 Amendment to the 1996 Employee Stock Purchase Plan (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 2000, filed April 2, 2001.) *
10.20 Amendment to the Company's 401(k) Savings Plan (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 2000, filed April 2, 2001.) *
10.21 Amended and Restated Directors' Stock Option Plan (incorporated by reference to the Company's current report on Form 8K, dated November 9, 2001.) *
10.22 Second Amendment to Employment Agreement dated as of January 1, 2002 by and between Right Management Consultants, Inc. and Richard J. Pinola. *
10.23 Amendment to Employment Agreement dated as of January 1, 2002 by and between Right Management Consultants, Inc. and John J. Gavin. *
10.24  Amended and Restated Directors' Stock Option Plan. *
10.25 Purchase Agreement between and among Right Management Consultants, Inc. and its subsidiary Right Associates, Limited and Atlas Group Holdings Limited, dated February 28, 2002.
10.26 Credit Agreement between Right Management Consultants, Inc. and its United States wholly owned subsidiaries and UBS Warburg LLC, Fleet National Bank, Suntrust Bank, Bank of America N.A., and First Union National Bank, dated March 22, 2002.

*These documents are compensatory plans or agreements required to be filed as Exhibits.

13 Portions of the Company's 2001 Annual Report to Shareholders expressly incorporated by reference.
21     Subsidiaries of the Company.
23     Consent of Arthur Andersen LLP
99 Letter to the United States Securities and Exchange Commission concerning Arthur Andersen LLP representations.


     (b) Reports on Form 8-K

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

                                   SIGNATURES
                                   ----------

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


                                       Dated:     3/28/02

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                 Title                          Date
         ----------                 -----                          ----
/S/ RICHARD J. PINOLA               Chairman of the Board          3/28/02
---------------------                                              -------
Richard J. Pinola                   and Chief Executive Officer

/S/ CHARLES J. MALLON               Chief Financial                3/28/02
---------------------                                              -------
Charles J. Mallon                   Officer and Principal
                                    Accounting Officer

/S/ FRANK P. LOUCHHEIM              Director                       3/28/02
----------------------                                             -------
Frank P. Louchheim

/S/ JOSEPH T. SMITH                 Director                       3/28/02
-------------------                                                -------
Joseph T. Smith

/S/ JOHN J. GAVIN                   President and Chief            3/28/02
------------------                                                 -------
John J. Gavin                       Operating Officer and
                                    Director

/S/ LARRY A. EVANS                  Director                       3/28/02
------------------                                                 -------
Larry A. Evans

/S/ JOHN R. BOURBEAU                Director                       3/28/02
--------------------                                               -------
John R. Bourbeau

/S/ REBECCA J. MADDOX               Director                       3/28/02
---------------------                                              -------
Rebecca J. Maddox

/S/ CATHERINE Y. SELLECK            Director                       3/28/02
------------------------                                           -------
Catherine Y. Selleck

/S/ FREDERICK R. DAVIDSON           Director                       3/28/02
-------------------------                                          -------
Frederick R. Davidson

/S/ OLIVER S. FRANKLIN              Director                       3/28/02
----------------------                                             -------
Oliver S. Franklin

/S/ KEIICHI IWAO                    Director                       3/28/02
----------------                                                   -------
Keiichi Iwao

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Right Management Consultants, Inc.:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Right Management Consultants, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 2, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       /S/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 2, 2002

                       Right Management Consultants, Inc.

          Schedule II - Valuation and Qualifying Accounts and Reserves

              For the Years Ended December 31, 2001, 2000 and 1999




                                                           Additions
                                                    ------------------------

                                       Balance at   Charged to   Charged to                   Balance at
                                      Beginning of   Costs and     Other                        End of
Description                               Year       Expenses     Accounts      Deductions       Year
-----------                           ------------  ----------   ----------     ----------    ----------
2001:
-----
Allowance for doubtful accounts       $ 1,596,000   $ 1,989,000      -          $ 750,000    $ 2,835,000
                                      ===========                                            ===========


2000:
-----

Allowance for doubtful accounts       $ 1,467,000    $ 831,000       -          $ 702,000    $ 1,596,000
                                      ===========                                            ===========


1999:
-----

Allowance for doubtful accounts       $ 1,066,000    $ 614,000       -          $ 213,000    $ 1,467,000
                                      ===========                                            ===========

                                  Exhibit Index
                                  -------------

Exhibit No.                       Description
-----------                       -----------

10.22 Second Amendment to Employment Agreement dated as of January 1, 2002 by and between Right Management Consultants, Inc. and Richard J. Pinola.

10.23 Amendment to Employment Agreement dated as of January 1, 2002 by and between Right Management Consultants, Inc. and John J. Gavin.

10.24                             Amended and Restated Directors' Stock Option
                                  Plan.

10.25 Purchase Agreement between and among Right Management Consultants, Inc. and its subsidiary Right Associates, Limited and Atlas Group Holdings Limited, dated February 28, 2002.

10.26 Credit Agreement between Right Management Consultants, Inc. and its United States wholly owned subsidiaries and UBS Warburg LLC, Fleet National Bank, Suntrust Bank, Bank of America, N.A., and First Union National Bank, dated March 22, 2002.

13 The Company's 2001 Annual Report to Shareholders, portions of which are incorporated by reference

21                                Subsidiaries of the Company

23                                Consent of Arthur Andersen LLP

99 Letter to the United States Securities and Exchange Commission concerning Arthur Andersen LLP representations.