Form 10-Q
period 2002-03-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 2002-05-15
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 2002
                                        --------------------------

                                            OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------


                         Commission File Number 0-15539

                       RIGHT MANAGEMENT CONSULTANTS, INC.
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                          23-2153729
  --------------------------------                       ------------------
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        Identification No.)


  1818 Market Street, Philadelphia, Pennsylvania                   19103
  ----------------------------------------------                -----------
     (Address of principal executive offices)                   (Zip Code)

  Registrant's telephone number, including area code:  (215) 988-1588

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes       X                        No
                      ---------------                   ---------------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2002:

  Common Stock, $0.01 par value                               15,070,678
  -----------------------------                         -----------------
               Class                                       Number of Shares

                                         Right Management Consultants, Inc.
                                       Condensed Consolidated Balance Sheets
                                      (Dollars in Thousands Except Share Data)
                                                    (Unaudited)


                                                                                      March 31,         December 31,
                                                                                        2002                2001
                                                                                     ---------           ---------

Assets

  Current Assets:
    Cash and cash equivalents                                                        $  25,142           $  48,655
    Accounts receivable, trade, net of allowance for doubtful accounts
      of $3,737 and $2,835 in 2002 and 2001, respectively                               92,106              80,225
    Royalties and fees receivable from Affiliates                                        9,589              10,507
    Prepaid expenses and other current assets                                           10,491               5,709
    Deferred income taxes                                                                1,157               1,237
                                                                                     ---------           ---------
         Total Current Assets                                                          138,485             146,333


  Property and equipment, net of accumulated depreciation of $46,292
     and $43,637 in 2002 and 2001 respectively                                          28,283              23,294


  Non-amorizable goodwill, net of accumulated amortization of $20,971 and
      $20,930 in 2002 and 2001, respectively                                           174,564              78,068
  Amortizable intangibles, net of accumulated amortization of $1,300
      and $1,064 in 2002 and 2001, respectively                                         28,520               4,681
  Deferred income taxes                                                                  3,738               3,765
  Other                                                                                 10,978               4,974
                                                                                     ---------           ---------
                                                                                       217,800              91,488
                                                                                     ---------           ---------
         Total Assets                                                                $ 384,568           $ 261,115
                                                                                     =========           =========



Liabilities and Shareholders' Equity


  Current Liabilities:
    Current portion of long-term debt and other obligations                          $  24,030           $     590
    Accounts payable                                                                    21,494              13,565
    Fees payable to Affiliates                                                           5,788               5,374
    Accrued incentive compensation and benefits                                         11,702              35,569
    Other accrued expenses                                                              26,929              19,636
    Deferred revenue                                                                    81,333              60,646
                                                                                     ---------           ---------
         Total Current Liabilities                                                     171,276             135,380
                                                                                     ---------           ---------

  Long-term debt and other obligations                                                 112,565              41,426
                                                                                     ---------           ---------

  Deferred compensation and other long term liabilities                                  9,156               5,175
                                                                                     ---------           ---------

  Minority interest in subsidiaries                                                      4,534               2,410
                                                                                     ---------           ---------


  Shareholders' Equity:
    Preferred stock, no par value; 1,000,000 shares authorized; no
      shares issued                                                                       --                  --
    Common stock, $.01 par value; 30,000,000 shares authorized;
     17,971,713 and 17,848,982 shares issued in 2002 and 2001, respectively                180                 178
    Additional paid-in capital                                                          29,969              29,241
    Retained earnings                                                                   78,853              69,641
    Accumulated other comprehensive income (loss)                                       (8,060)             (8,431)
                                                                                     ---------           ---------
                                                                                       100,942              90,629
  Less treasury stock, at cost, 2,916,756 shares
      in 2002 and 2001, respectively                                                   (13,905)            (13,905)
                                                                                     ---------           ---------
         Total Shareholders' Equity                                                     87,037              76,724
                                                                                     ---------           ---------
         Total Liabilities and Shareholders' Equity                                  $ 384,568           $ 261,115
                                                                                     =========           =========







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Right Management Consultants, Inc.
                  Condensed Consolidated Statements of Operations
         (Dollars and Shares in Thousands Except Earnings per Share Data)
                                    (Unaudited)

                                                        Three Months Ended March 31,

                                                           2002             2001
                                                         -------          -------

Revenue:
Company office revenue                                   $95,339          $59,725
Affiliate royalties                                        1,924            1,434
                                                         -------          -------

Total revenue                                             97,263           61,159
                                                         -------          -------

Expenses:
Consultants' compensation                                 38,058           25,028
Office sales and consulting support                        6,391            4,278
Office depreciation                                        1,799            1,726
Office administration                                     22,225           17,026
General sales and administration                          10,661            4,188
Depreciation and amortization                                946            2,035
                                                         -------          -------

Total expenses                                            80,080           54,281
                                                         -------          -------

Income from operations                                    17,183            6,878

Net interest expense                                         567              790
                                                         -------          -------

Income before income taxes                                16,616            6,088

Provision for income taxes                                 7,150            2,669

Minority interest in net income of subsidiaries              254              260
                                                         -------          -------

Net income                                               $ 9,212          $ 3,159
                                                         =======          =======

Basic earnings per share                                 $  0.61          $  0.22
                                                         =======          =======

Diluted earnings per share                               $  0.57          $  0.22
                                                         =======          =======

Basic weighted average shares outstanding                 14,991           14,097
                                                         =======          =======

Diluted weighted average shares outstanding               16,187           14,627
                                                         =======          =======

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      Right Management Consultants, Inc.
                               Condensed Consolidated Statements of Cash Flows
                                            (Dollars in Thousands)
                                                 (Unaudited)


                                                                                Three Months Ended March 31,

                                                                                  2002                2001
                                                                               ---------           ---------

Operating Activities:
  Net income (loss)                                                            $   9,212           $   3,159
  Adjustments to reconcile net income to net cash
    utilized in operating activities:
      Depreciation and amortization                                                2,745               3,761
      Deferred income taxes                                                          108                 (34)
      Minority interest in net income of subsidiaries                                254                 260
      Provision for doubtful accounts                                              1,030                 170
      Stock option compensation                                                       16                --
      Other non-cash items                                                           709                 744
      Changes in operating accounts, net of acquired businesses:
          Accounts receivable, trade and from Affiliates                           7,557             (17,035)
          Income taxes receivable                                                   --                 3,265
          Prepaid expenses and other assets                                       (1,806)                149
          Accounts payable                                                         3,869              (2,427)
          Accrued incentive compensation, benefits and other expenses            (30,094)             (4,063)
          Fees payable to Affiliates and other liabilities                         3,376                 670
          Deferred revenue                                                        (2,749)              9,102
                                                                               ---------           ---------

  Net cash utilized in operating activities                                       (5,773)             (2,279)
                                                                               ---------           ---------

Investing Activities:
  Purchase of property and equipment                                              (3,807)             (3,009)
  Acquisitions, net of cash acquired                                            (105,586)             (3,336)
  Increase in cash surrender value of
   company-owned life insurance                                                     (588)               --
                                                                               ---------           ---------

  Net cash utilized in investing activities                                     (109,981)             (6,345)
                                                                               ---------           ---------

Financing Activities:
  Borrowings under credit agreements                                             135,432               7,100
  Payment of long-term debt and other obligations                                (41,170)               (930)
  Termination value of swap agreements                                               358                --
  Debt commitment fees                                                            (2,970)               --
  Proceeds from stock issuances                                                      714                 493
                                                                               ---------           ---------

  Net cash provided by financing activities                                       92,364               6,663
                                                                               ---------           ---------

Effect of exchange rate changes on cash and
 cash equivalents                                                                   (123)               (551)

Decrease in cash and cash equivalents                                            (23,513)             (2,512)

Cash and cash equivalents, beginning of period                                    48,655              13,157
                                                                               ---------           ---------

Cash and cash equivalents, end of period                                       $  25,142           $  10,645
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue under the provisions of the Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the Securities and Exchange Commission in applying accounting principles generally accepted in the United States to revenue recognition for certain transactions. Under SAB No. 101, the Company recognizes all career transition revenue on a straight-line basis over the average length of time for candidates to find jobs based on statistically valid data for the specific type of program. If statistically valid data is not available, then the Company recognizes career transition revenue on a straight-line basis over the nominal life of the agreements. The difference between the amount billed for career transition services and the amount recognized as revenue is carried on the Company's balance sheet as deferred revenue.

For the Company's organizational consulting line of business, SAB No. 101 has minimal impact on its revenue recognition policy. The Company generally recognizes consulting contract revenue upon the performance of its obligations under consulting service contracts.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. At the time of an acquisition, using the criteria of SFAS No. 141, the Company will identify and recognize intangible assets separate from goodwill.

Also effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 also establishes a new method of testing goodwill for impairment and requires this testing on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Under the provisions of this standard, impairment testing of goodwill must be performed within six months of adopting the standard. Pursuant to SFAS No. 142, the Company discontinued the amortization of its goodwill as of January 1, 2002, and completed its transitional impairment testing of its goodwill and found no indication of impairment. During the second quarter of 2002, the Company will again perform impairment testing of its goodwill, including new acquisitions. Impairment testing of goodwill may result in future, periodic write-downs of its goodwill.

The Company's net income and earnings per share for the three months ended March 31, 2002 and 2001, adjusted to exclude goodwill amortization, was as follows:

                                         (Dollars in Thousands Except Per Share Data)
                                                Three Months Ended March 31,

                                                2002               2001
                                              ---------          ---------
                                                       (Unaudited)
Net income as reported                        $   9,212          $   3,159
Add back amortization of
   goodwill                                          --              1,348
                                              ---------          ---------
Adjusted net income                           $   9,212          $   4,507
                                              =========          =========

Basic earnings per share as reported          $    0.61          $    0.22
Amortization of goodwill                             --               0.10
                                              ---------          ---------
Adjusted basic earnings per share             $    0.61          $    0.32
                                              =========          =========

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                         (Dollars in Thousands Except Per Share Data)
                                                Three Months Ended March 31,

                                                2002               2001
                                              ---------          ---------
                                                       (Unaudited)

Diluted earnings per share as reported         $   0.57           $   0.22
Amortization of goodwill                             --               0.09
                                              ---------          ---------
Adjusted diluted earnings per share            $   0.57           $   0.31
                                              =========          =========


NOTE B - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." The Company recognizes all derivatives on the balance sheet at fair value.

During January 2002, the Company had an interest rate swap agreement in place, designated as a cash flow derivative, to effectively convert variable-rate debt to fixed-rate debt. This swap agreement entailed the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement. Changes in the fair value of this cash flow derivative are recorded in accumulated other comprehensive income.

Also during January 2002, the Company had two separate cross currency interest rate swap agreements in place in order to hedge the foreign currency risks associated with the Company's 71% ownership in Right WayStation, Inc. ("Right WayStation"), its Japanese subsidiary, and to hedge against fluctuations in interest rates. In accounting for one of these swap agreements, the Company separated it into two components, a foreign currency derivative and an interest rate cash flow derivative. Changes in the foreign currency derivative and in the fair value of this cash flow derivative are recorded in accumulated other comprehensive income. Changes in the fair value of the other cross currency interest rate swap agreement are recorded directly to the current period earnings, as it does not qualify as a cash flow derivative.

For the three months ended March 31, 2002, the changes in the fair value of the fixed interest rate swap agreement and the cross currency interest rate swap agreements that were recorded to accumulated other comprehensive income and earnings were not significant.

During the first quarter 2002, the Company terminated its fixed interest rate swap agreement and its cross currency interest rate swap agreements. See Note E.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

                                              Currency         Derivative and
                                             Translation    Hedging Instruments
                                            Adjustments        Gains (Losses)       Total

Balance at December 31, 2001                   $(7,625)          $  (806)          $(8,431)
Change in fair value of derivatives
         and hedging instruments,
         net of tax benefit of $25                  --               (38)              (38)
Termination of derivatives
         and hedging instruments                  (661)              844               183
Currency translation adjustment                    226                --               226
                                               -------           -------           -------
Balance at March 31, 2002                      $(8,060)          $    --           $(8,060)
                                               =======           =======           =======

During the first quarter 2002, the effect of the Company's termination of its derivative and hedging instruments, resulted in a charge to income of $183,000 as of March 31, 2002, included in general sales and administration on the Condensed Consolidated Statements of Operations, for the deferred losses related to the change in fair value of these cash flow derivatives over time.

The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been made on these foreign currency translation adjustments. Total comprehensive income (loss), including the components of accumulated other comprehensive income (loss), for the three months ended March 31, 2002 and 2001 was $9,583,000 and $(845,000), respectively. The total comprehensive loss for the three months ended March 31, 2001 was primarily attributable to a loss from the effects of exchange rate fluctuations in translating assets and liabilities of the Company's international operations into U.S. dollars.

NOTE D - ACQUISITIONS

Effective January 1, 2002, the Company acquired for cash an additional 20% interest in its Japanese subsidiary, Right WayStation, increasing its total interest in the subsidiary to 71%. This additional 20% interest was purchased from Keiichi Iwao, the founder of Right WayStation and, at that time, a Director of the Company. The purchase price totaled $3,285,000.

On March 22, 2002 the Company completed its acquisition of all of the shares of Atlas Group Holdings Limited, the parent company of Coutts Consulting Group Limited ("Coutts"). Coutts is a London based career transition and organizational consulting firm with operations in Europe, Japan and Canada. The transaction was effective March 22, 2002. Due to the timing of the acquisition late in the first quarter, Coutts' operating results are not included in the Company's

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - ACQUISITIONS (Continued)

first quarter operating results for 2002. However, the acquisition of Coutts is reflected in the Company's March 31, 2002 Condensed Consolidated Balance Sheet.

The consideration paid for Coutts, including costs of the transaction, was approximately $106,331,000. Of this amount, $53,579,000 was paid in cash to the sellers and an aggregate of $5,432,000 was paid by the issuance of notes by one of the Company's subsidiaries to four individual sellers of Coutts' parent company shares. The notes are payable in seven years and bear interest at the rate of 4% per annum. And transaction costs, including legal fees and other professional fees, totaled approximately $2,702,000. In addition, the Company funded the repayment of approximately $44,618,000 of the pre-existing debt of Coutts' parent company. The purchase price allocation for this acquisition is tentative and is based upon information available at this time, and is subject to change. The Company acquired $4,383,000 in cash and cash equivalents in this acquisition.

For the three months ended March 31, 2002, the Company paid approximately $353,000 in earnouts related to acquisitions made in prior years.

The following represents the assets acquired and liabilities assumed to arrive at net cash paid for the acquisitions discussed above, as well as for earnout payments related to prior acquisitions, for each of the two periods ended March 31, 2002 and 2001:

                                                                              (Dollars in Thousands)
                                                                           Three Months Ended March 31,
                                                                           2002                 2001
                                                                         ---------           ---------
Assets acquired:
Accounts receivable                                                      $  19,550           $   2,196
Prepaid expenses and other assets                                            5,739               3,813
Fixed assets                                                                 3,645               2,155
Goodwill                                                                    96,896              10,378
Other intangible assets                                                     23,970               1,167
Additional equity acquired in Right WayStation                               1,143                  --
Other non-current                                                               --               2,246
                                                                         ---------           ---------
                                                                           150,943              21,955
Less liabilities acquired:
Current portion of long-term debt                                             (143)             (1,054)
Accounts payable and accrued expenses                                      (18,094)             (3,110)
Assumption of incomplete contracts                                         (23,436)             (2,607)
Long-term debt                                                                (192)               (798)
Deferred compensation and other long-term liabilities                         (480)                 --
                                                                         ---------           ---------
                                                                           (42,345)             (7,569)
Less payments made in 2000 for acquisitions effective in 2001                   --              (8,081)
Less minority shareholder interests in Coutts' Japan operations
     and Right WayStation                                                   (3,012)             (2,969)
                                                                         ---------           ---------
Cash paid for acquisitions, net of cash acquired                         $ 105,586           $   3,336
                                                                         =========           =========


                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - ACQUISITIONS (Continued)

The unaudited pro-forma results of operations for the three months ended March 31, 2002 and 2001, reflecting the combined results of the Company and acquisitions made subsequent to January 1, 2001, including Coutts, as if the acquisitions had been consummated at the beginning of each period presented, and assuming amortization of goodwill from those acquisitions in 2001, are as follows:

                                    (Dollars in Thousands Except Share Data)
                                         Three Months Ended March 31,
                                          2002                2001

Revenue                               $  123,558          $    86,554
                                      ==========          ===========

Income before income taxes            $   18,965          $     3,292
                                      ==========          ===========

Net income                            $   10,556          $     1,659
                                      ==========          ===========

Diluted earnings per share            $     0.65          $      0.11
                                      ==========          ===========


Diluted weighted average
number of shares outstanding          16,187,000           14,627,000
                                      ==========          ===========

Had the pro-forma results of operations for the three months ended March 31, 2001 assumed no amortization of goodwill from acquisitions made subsequent to January 1, 2001, the net income would increase to $2,625,000 and diluted earnings per share would increase to $0.18.

NOTE E - DEBT AND OTHER OBLIGATIONS

Effective January 25, 2002, the Company terminated its fixed interest rate swap agreement, with an aggregate notional principal of $30,000,000. Effective this same day, the Company also terminated its two cross currency interest rate swap agreements related to its investment in Right WayStation, one with an aggregate notional principal of $8,000,000 and the other for $3,000,000. The Company received a net cash amount of $358,000 for the termination value and accrued interest related to these swap agreements. The Company also recorded a charge to income as of March 31, 2001 of $183,000 related to the deferred losses on the changes in the fair value of these cash flow derivatives, which had previously been recorded to accumulated other comprehensive income. See Note C.

On March 22, 2002, in connection with the Company's acquisition of Coutts, the Company entered into a Credit Agreement with a syndicate of banks including First Union National Bank, as Administrative Agent (the "New Credit Agreement"). The New Credit Agreement provides for a maximum $180,000,000 of total borrowings, consisting of a revolving loan commitment of $90,000,000 (the "Revolving Loan"), and a term loan of $90,000,000 (the "Term Loan"). The Revolving Loan and Term Loan are together referred to herein as the "Loans". The Loans

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - DEBT AND OTHER OBLIGATIONS (Continued)

require the Company to meet certain financial and non-financial covenants as defined in the New Credit Agreement.

Initial proceeds of the Loans of $130,000,000 together with Company cash were used to finance the Coutts acquisition and repay the Company's outstanding indebtedness of $41,038,000 under its previous Credit Agreement which has been terminated. The Company may borrow, repay and re-borrow funds during the five-year term of the Revolving Loan, subject to the financial covenants of the New Credit Agreement. As of March 31, 2002, approximately $36,000,000 remained available under the Revolving Loan. Future borrowings under the Revolving Loan will be used to finance working capital and other general corporate purposes, including permitted acquisitions. The Term Loan provides for repayment over its five-year term, and provides for mandatory and voluntary prepayments during its term as defined in the New Credit Agreement.

The Loans are secured by a pledge of substantially all of the tangible and intangible assets of the Company, including the pledge of shares of certain principal subsidiaries. Under the New Credit Agreement, future acquisitions may be subject to certain dollar amount limits. The limits range from an annual limit of $15,000,000 to no limit based on the Leverage Ratio as defined and set forth in the New Credit Agreement.

Interest on the Loans is variable and will be determined either by London interbank offered rates (LIBOR) plus a margin ranging from 1.50% to 2.25% based on the relationship of funded debt to the Company's EBITDA, as defined in the New Credit Agreement. Alternatively, the interest on the Loans will be determined by the greater of prime or the Federal Funds Effective Rate plus one half of 1% plus a margin of up to 0.75% based on the relationship of funded debt to the Company's EBITDA, as defined in the New Credit Agreement. The initial rate on the loans as of March 22, 2002 was 4.15%.

In connection with the acquisition of Coutts, the Company issued loan notes for an aggregate of $5,432,000, and recorded the notes in the current portion of long-term debt. The notes are payable in seven years and bear interest at the rate of 4% per annum. Provisions of these loan notes allow the note-holders to redeem the notes within six months of the date of the notes. See Note D.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for March 31, 2002 and 2001 are detailed as follows:

                                               For the three months                           For the three months
                                                ended March 31, 2002                          ended March 31, 2001
                                            Income         Shares        EPS              Income           Shares        EPS
                                            ------         ------        ---              ------           ------        ---
    Basic EPS:
    Net income                            $9,212,000     14,991,000     $0.61            $3,159,000      14,097,000     $0.22
                                                                        =====                                           =====
    Impact of options                             --      1,196,000                              --         530,000
                                          ----------     ----------                      ----------      ----------
    Diluted EPS:
    Net income                            $9,212,000     16,187,000     $0.57            $3,159,000      14,627,000     $0.22
                                          ==========     ==========     =====            ==========      ==========     =====

For the three months ended March 31, 2002, outstanding options to purchase 337,069 shares of Company Common Shares at option exercise prices of $21.94 and $21.97 per share were excluded from the computation of diluted EPS, as the exercise price of these options was greater than the average market price of the Common Shares.

NOTE G - SEGMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," provides standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company's operations are segregated into two lines of business: career transition and organizational consulting . The Company operates these lines of business across the geographic areas of the United States, Canada, Europe, Asia-Pacific, Japan and Brazil. These operations offer different services and require different marketing strategies. Career transition offers support for organizations separating employees, including assistance in handling the initial difficulties of termination, identifying continuing career goals and options, and aiding in developing skills for the search for a new job. Organizational consulting offers help to companies within the organizational performance, leadership development and talent management areas. With more than 300 service locations worldwide, the Company manages operations by geographic areas to enhance global growth and establish major accounts with global clients.

The Company primarily delivers its services to mid-size and large companies. At March 31, 2002, one specific client in the telecommunications industry represented approximately 11% of the amount of accounts receivable, and approximately 18% of the amount of deferred revenue on

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SEGMENTS (Continued)

the Company's Condensed Consolidated Balance Sheet.

For the three months ended March 31, 2002, revenue recognized from this client represented 12% of Company office revenue on the Condensed Consolidated Statements of Operations.

Summarized operations of each of the Company's geographic areas as of March 31, 2002 and 2001 and for the three months then ended are presented below.

                                                    (Dollars in Thousands)
                                                                          Asia-
March 31, 2002                     U.S.        Canada      Europe        Pacific     Japan      Brazil       Consolidated
Identifiable assets              $ 104,025     $ 21,411       $179,380    $13,419    $63,957      $2,376       $384,568
                                 ---------     --------       --------    -------    -------      ------       --------

March 31, 2001
Identifiable assets                107,257       12,906         30,060     11,938     18,621       1,876        182,658
                                 ---------     --------       --------    -------    -------      ------       --------

For the three
months ended
March 31, 2002

Revenue                             64,338        6,147         15,203      4,724      5,810       1,041         97,263
                                 ---------     --------       --------    -------    -------      ------       --------

Operating
income (1)                          11,116        2,382          1,565      1,214        476         430         17,183
                                 ---------     --------       --------    -------    -------      ------       --------

Depreciation and
amortization                         1,923           80            340        184        200          18          2,745
                                 ---------     --------       --------    -------    -------      ------       --------

Capital expenditures (2)             2,045          183          1,209        148        104         118          3,807
                                 ---------     --------       --------    -------    -------      ------       --------

(1) The operating income reported for the U. S. segment includes total general sales and administration expenses and applicable depreciation and amortization expenses reported on the Condensed Consolidated Statements of Operations.

(2) The capital expenditures reported excludes fixed assets acquired from acquisitions.


                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SEGMENTS (Continued)

For the three
months ended                                                            Asia-
March 31, 2001                 U.S.         Canada      Europe         Pacific   Japan       Brazil      Consolidated
Revenue                           $ 40,372     $ 3,685    $ 8,555       $ 3,366     $ 4,686       $495        $61,159

Operating
Income (loss) (1)                    4,802         513        797           540         276        (50)         6,878
                                  --------     -------    -------       -------     -------       ----        -------


Depreciation and
amortization                         2,416         242        470           317         278         38          3,761
                                  --------     -------    -------       -------     -------       ----        -------

Capital expenditures (2)             2,724         120        116            31           9          9          3,009
                                  --------     -------    -------       -------     -------       ----        -------

(1) The operating income reported for the U. S. segment includes total general sales and administration expenses and applicable depreciation and amortization expenses reported on the Condensed Consolidated Statements of Operations.

(2) The capital expenditures reported excludes fixed assets acquired from acquisitions.

Revenues and expenses of the Company's lines of business for Company offices, excluding the total general sales and administration expenses and depreciation and amortization expenses ("G & A Expenses") and Affiliate royalties, are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Revenue and Company office operating income for each of the Company's lines of business in the aggregate for the three months ended March 31, 2002 and 2001 are as follows:

                                                       (Dollars in Thousands)
                                                        For the three months
                                                           ended March 31,

                                            Career       Organizational
                                          Transition        Consulting    Consolidated
      2002
     Company office
       revenue                              $81,874          $13,465        $95,339
                                            -------          -------        -------

     Company office
      operating income (loss)               $27,060            $(194)       $26,866
                                            -------          -------        -------


      2001
     Company office
       revenue                              $46,406          $13,319        $59,725
                                            -------          -------        -------

     Company office
      operating income                      $10,826           $  841        $11,667
                                            -------          -------        -------

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The Company's significant accounting policies are described in Note A in the Notes to the Consolidated Financial Statements included in the Company's Form 10-K as of December 31, 2001, and are supplemented with Note A in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Some of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes the Company's most critical accounting policies include revenue recognition and estimates used in applying purchase accounting and in testing the impairment of its goodwill.

Revenue Recognition

The Company recognizes revenue in its career transition line of business under the provisions of SAB No. 101. SAB No. 101 generally provides that revenue for time-based services be recognized over the average length of the services being provided. For its organizational consulting line of business, the Company generally bills and recognizes consulting contract revenue upon the performance of its obligations under consulting service contracts. Therefore, organizational consulting services typically does not have deferred revenue. For its career transition line of business, the Company recognizes revenue on a straight-line basis over the average length of time it takes candidates to find jobs based on statistically valid data for the specific type of program. If statistically valid data is not available, then the Company recognizes career transition revenue on a straight-line basis over the nominal life of the agreements.

In general, the Company bills for its services in advance, resulting initially in deferred revenue. The Company then recognizes this deferred revenue into income over the average period its programs remain open. This average program period is based on comprehensive statistics maintained by the Company. The Company reviews on a quarterly basis the statistics surrounding the current length of its programs, and updates the periods it uses to recognize its deferred revenue prospectively. Historically, the average length of programs has not changed significantly from quarter to quarter.

The significant factors impacting deferred revenue are the level of current billings for new programs and projects, and the average length of its programs. Over time, an increasing volume of new billings will result in higher amounts of deferred revenue, while decreasing levels of new billings will result in lower amounts of deferred revenue. Similarly, an increase in the length of time programs remain open will decrease the recognition of deferred revenue into income, while a decrease in the length of time programs remain open will increase the recognition of deferred revenue into income.

Valuation of Intangible Assets and Goodwill

SFAS No. 141, "Business Combinations," requires the use of the purchase method of accounting for all business combinations and broadens the criteria for recording intangible assets separate

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

from goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. The Company has applied SFAS No. 141 in its preliminary allocation of the purchase price for Coutts. Accordingly, a value of $23,970,000 was estimated and allocated to amortizable intangible assets as client lists. The valuation of these client lists required the Company to use its judgement. Non-amortizable goodwill of $94,565,000 related to the acquisition of Coutts was also recorded. The purchase price allocation for this acquisition is tentative and is based upon information available at this time, and is subject to change. The annual impairment testing required by SFAS No. 142 will require the Company to use its judgement and estimates about market conditions and operational performance of acquired businesses.

Results of Operations

The following table sets forth results of operations for the three months ended March 31, 2002 and 2001. This discussion and analysis should be read together with the condensed consolidated financial statements and accompanying notes thereto.

                                                                            (Dollars in Thousands)
                                                                         Three Months Ended March 31,
                                                                    2002                             2001
                                                                    ----                             ----
   Company office revenue                                         $95,339                          $59,725
   Company office expenses                                         68,473                           48,058
                                                                  -------                          -------
       Company office operating income                             26,866                           11,667
   Affiliate royalties                                              1,924                            1,434
   General sales and administration                                10,661                            4,188
   Depreciation and amortization                                      946                            2,035
   Interest expense, net                                              567                              790
                                                                  -------                          -------
       Income before income taxes                                  16,616                            6,088
   Provision for income taxes                                       7,150                            2,669
   Minority interest in net income of subsidiaries                    254                              260
                                                                  -------                          -------
   Net income                                                     $ 9,212                          $ 3,159
                                                                  =======                          =======


For the three months ended March 31, 2002, revenue generated by Company offices increased by 60%, or $35,614,000, from the corresponding quarter in 2001. This increase is due to $3,049,000 in incremental revenues from acquisitions consummated subsequent to the first quarter 2001, and to a same office revenue increase of 55%, or $32,565,000.

For the three months ended March 31, 2002, revenue generated by Company offices within the career transition line of business increased by 76%, or $35,468,000. This career transition revenue increase is due to $2,023,000 in incremental revenues from acquisitions and a same

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

office revenue increase of 72%, or $33,445,000. The same office career transition revenue increase reflects a significantly higher volume of business in all geographic locations, as corporations continue to downsize due to changes in business conditions partly due to a weak global economy.

For the three months ended March 31, 2002, revenue generated by Company offices within the organizational consulting line of business was essentially flat as compared to the same period in the prior year. Organizational consulting revenue for the first quarter 2002 included $1,026,000 in incremental revenues from acquisitions and a same office revenue decrease of 7%, or $880,000. The same office organizational consulting revenue decrease also reflects weak economic conditions, primarily in the United States and Europe.

For the three months ended March 31, 2002, Affiliate royalties increased 34%, or $490,000, from the corresponding period in 2001. The increase in Affiliate royalties is due to the aforementioned impact of higher sales volume in career transition services due to weak economic conditions across North America.

For the three months ended March 31, 2002, total Company office expenses increased 42%, or $20,415,000, from the corresponding period in 2001. This increase is due in part to incremental costs from acquisitions consummated subsequent to the first quarter 2001, totaling $3,522,000. The increase in Company office expense is also due to increases in employee incentive provisions, salaries for sales personnel and in delivery costs, including adjunct staffing, foreign correspondents and career center staffing.

Company office operating income for the three months ended March 31, 2002 was $26,866,000 with a Company office margin of 28%, compared to operating income of $11,667,000 and a margin of 20% for the same period in the prior year. This increase in Company office operating income is due to the aforementioned increase in career transition revenues in 2002 as compared to 2001, leveraged across the Company's fixed and managed variable cost structure. This increase in operating income is offset somewhat by a loss of $472,000 from acquisitions consummated subsequent to the first quarter 2001, which were primarily acquisitions of organizational consulting firms.

For the three months ended March 31, 2002, G & A Expenses increased by 87% or $5,384,000 from the first quarter 2001. These expenses as a percentage of total revenue were 12% and 10% for the first quarter 2002 and 2001, respectively. The increase in 2002 is due primarily to an increase in incentive costs of $3,056,000, an increase in the provision for bad debts of $1,030,000, an increase in consulting services of $640,000 and an increase in payroll costs of $585,000, offset by a decrease of $1,273,000 in amortization expense due to a change in accounting rules (See Note A in the Notes to the Condensed Consolidated Financial Statements).

Net interest expense for the three months ended March 31, 2002 as compared to March 31, 2001 decreased $223,000 primarily due to a decrease in interest rates in the current year.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

The minority interest in net income of subsidiaries for the three months ended March 31, 2002 and March 31, 2001 was $254,000 and $260,000, respectively, for the minority interests related to Right WayStation in Japan, Saad Fellipelli and Coaching in Brazil and Glenoit SL in Spain.

The Company's effective tax rates for the three months ended March 31, 2002 and 2001 were consistent at 43% and 44%, respectively.

Capital Resources and Liquidity

As of March 31, 2002 and December 31, 2001, the Company had cash and cash equivalents of $25,142,000 and $48,655,000, respectively. The decrease in cash is primarily a result of paying incentive bonuses to employees in the first quarter 2002 that related to 2001 performance. As of March 31, 2002, the Company had a working capital deficit of $32,791,000 due principally to $81,333,000 of deferred revenue and $24,030,000 of current debt. Deferred revenue is eventually recognized into income over time, with no cash impact. At March 31, 2001, the Company had positive working capital of $10,953,000.

Net cash utilized in operating activities amounted to $5,773,000 and $2,279,000 for the three months ended March 31, 2002 and 2001, respectively. The increased cash used in operating activities reflects the aforementioned payment of 2001 incentive bonuses to employees in the first quarter 2002, that were higher than the incentive bonuses paid in the comparable period last year, due to the Company exceeding certain internal targets for 2001.

Net cash utilized in investing activities amounted to $109,981,000 and $6,345,000 for the three months ended March 31, 2002 and 2001, respectively. This increased investment activity is the result of the acquisition of Coutts. The Coutts acquisition solidifies the Company's position as a leading provider of career transition and organizational consulting services with the addition of significant operations in the United Kingdom, France, Belgium and Japan. In addition, Coutts has operations in Germany, Ireland, Italy and Switzerland, four countries in which the Company did not have Company-owned operations prior to the acquisition, and it adds additional volume to the Company's existing businesses in the Netherlands and Spain. See Note D to the Notes to the Condensed Consolidated Financial Statements.

Net cash provided by financing activities amounted to $92,364,000 and $6,663,000 for the three months ended March 31, 2002 and 2001, respectively. The financing activity for 2002 was primarily the result of a New Credit Agreement under which the Company borrowed $130,000,000 to finance the Coutts acquisition and to repay outstanding indebtedness of $41,038,000 under a prior credit agreement that has been terminated. In connection with the Coutts acquisition, the Company also issued loan notes to four individual sellers of Coutts for an aggregate of $5,432,000. (See Notes D and E in the Notes to the Condensed Consolidated Financial Statements).

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

As of March 31, 2002, the Company had approximately $36,000,000 available under the Revolving Loan of the New Credit Agreement. Future borrowings under the Revolving Loan will be used to finance working capital and other general corporate purposes, including permitted acquisitions.

The Company anticipates that its cash generation and borrowing capacity will be sufficient to service its existing debt, outstanding commitments and to maintain Company operations at current levels for the foreseeable future. However, operating cash flows could be impacted by a decrease in the demand for the Company's services. The demand for the Company's services, primarily the career transition services, is impacted by current economic conditions on a local, regional, national and international basis. A stronger economy can lead to easier and more rapid job change and reentry, which would reduce the demand for career transition services, or compress the length of time for these services. The Company will continue to consider acquisitions and other expansion opportunities as they arise, subject to access to capital on terms acceptable to the Company. The Economics of a proposed acquisition, the provisions of permitted acquisitions under the New Credit Agreement, strategic implications and other circumstances justifying the expansion will be key factors in determining the amount and type of resources the Company will commit to future acquisitions.

As of March 31, 2002, the Company's obligations and commitments include bank debt commitments, loan notes to the sellers of Coutts, office leases and equipment leases. For the periods subsequent to March 31, 2002, the aggregate maturities on these obligations are as follows:

                                          Less than                                              After
                        Total               1 Year          1-3 Years        4-5 Years         5 Years
                        -----             -----------       ---------        ---------         ---------
Bank debts              $135,694          $23,657           $36,037          $36,000           $40,000

Capital leases              $901             $373              $428             $100              $ --

Office &
    equipment leases    $109,055          $25,798           $39,844          $25,469           $17,944


                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Forward Looking Statements

Statements included in this Report on Form 10-Q, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors identified from time to time in the Company's reports filed with the SEC. The Company hereby incorporates by reference the discussion concerning forward looking statements set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC, as well as the risk factors identified within the same Annual Report on Form 10-K. Readers of this Report are cautioned not to place undue reliance upon these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward looking statements or reflect events or circumstances after the date hereof.

Quantitative and Qualitative Disclosures About Market Risks

As of March 22, 2002, the Company had outstanding indebtedness of $41,038,000 under its then existing credit agreement. For the period of March 22, 2002 to March 31, 2002, the Company had an aggregate notional principal of $130,000,000 outstanding under its New Credit Agreement, all of which bears variable interest rates. Based upon the variable rate debt and fixed rate swaps in place at the beginning of the quarter, as of March 31, 2002, a 100 basis point (1.0%) increase in interest rates on variable rate debt would increase year-to-date March 31, 2002 interest expense by approximately $65,000.

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company does not anticipate any material currency risk to its business or financial condition resulting from other currency fluctuations, as it is unlikely that all other relevant foreign currencies would uniformly strengthen or weaken relative to the U.S. dollar. As of March 31, 2002, the Company had no currency swap or hedge instruments.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the three months ended March 31, 2002.



Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits:

         None

b. The Company filed a Form 8-K on January 23, 2002 reporting that it signed a letter of intent to acquire Coutts. The acquisition of Coutts was completed on March 22, 2002. This Form 8-K also reported that preliminary results for the fourth quarter and the year ended December 31, 2001 were expected to exceed market expectations. A copy of a press release announcing the letter of intent to acquire Coutts and providing updated guidance for 2001 financial results was filed as an exhibit to this Form 8-K.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHT MANAGEMENT CONSULTANTS, INC.


                  BY:/S/ JOHN J. GAVIN                        May 13, 2002
                    ------------------------                  ------------
                  John J. Gavin                                 Date
                  President and Chief Operating Officer


                  BY :/S/ CHARLES J. MALLON                   May 13, 2002
                    ------------------------                  ------------
                  Charles J. Mallon                             Date
                  Chief Financial Officer and
                  Principal Accounting Officer