Form 10-Q
period 2002-06-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 2002-08-14
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 2002
                                        --------------------------

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

                    Yes       X                        No
                       ---------------                   ---------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2002:

         Common Stock, $0.01 par value                     15,101,075
         -----------------------------               --------------------
                      Class                             Number of Shares

                                        Right Management Consultants, Inc.
                                      Condensed Consolidated Balance Sheets
                                     (Dollars in Thousands Except Share Data)


                                                                                   June 30,            December 31,
                                                                                     2002                  2001
                                                                                     ----                  ----
                                                                                  (Unaudited)

                                                     Assets

Current Assets:
  Cash and cash equivalents                                                        $  43,094           $  48,655
  Accounts receivable, trade, net of allowance for doubtful accounts
    of $4,333 and $2,835 in 2002 and 2001, respectively                               85,006              80,225
  Royalties and fees receivable from Affiliates                                        9,920              10,507
  Prepaid expenses and other current assets                                           11,517               5,709
  Deferred income taxes                                                                1,220               1,237
                                                                                   ---------           ---------
       Total Current Assets                                                          150,757             146,333


Property and equipment, net of accumulated depreciation of $49,671
   and $43,637 in 2002 and 2001 respectively                                          30,543              23,294


Goodwill, net of accumulated amortization of $21,587 and
    $20,930 in 2002 and 2001, respectively                                           183,193              78,068
Amortizable intangibles, net of accumulated amortization of $2,869
    and $1,064 in 2002 and 2001, respectively                                         27,096               4,681
Deferred income taxes                                                                  3,742               3,765
Other                                                                                 12,217               4,974
                                                                                   ---------           ---------
       Total Assets                                                                $ 407,548           $ 261,115
                                                                                   =========           =========



                                      Liabilities and Shareholders' Equity


Current Liabilities:
  Current portion of long-term debt and other obligations                          $  24,071           $     590
  Accounts payable                                                                    23,836              13,565
  Fees payable to Affiliates                                                           4,396               5,374
  Accrued incentive compensation and benefits                                         20,252              35,569
  Other accrued expenses                                                              24,499              19,636
  Deferred revenue                                                                    82,540              60,646
                                                                                   ---------           ---------
       Total Current Liabilities                                                     179,594             135,380

Long-term debt and other obligations                                                 108,096              41,426

Deferred compensation and other long term liabilities                                  9,598               5,175

Minority interest in subsidiaries                                                      4,629               2,410


Shareholders' Equity:
  Preferred stock, no par value; 1,000,000 shares authorized; no
    shares issued                                                                         --                  --
  Common stock, $.01 par value; 30,000,000 shares authorized;
   18,003,620 and 17,848,982 shares issued in 2002 and 2001, respectively                180                 178
  Additional paid-in capital                                                          31,378              29,241
  Retained earnings                                                                   89,437              69,641
  Accumulated other comprehensive (loss)                                              (1,459)             (8,431)
                                                                                   ---------           ---------
                                                                                     119,536              90,629
Less treasury stock, at cost, 2,916,756 shares
    in 2002 and 2001                                                                 (13,905)            (13,905)
                                                                                   ---------           ---------
       Total Shareholders' Equity                                                    105,631              76,724
                                                                                   ---------           ---------
       Total Liabilities and Shareholders' Equity                                  $ 407,548           $ 261,115
                                                                                   =========           =========







        The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   Right Management Consultants, Inc.
                             Condensed Consolidated Statements of Operations
                          (Dollars in Thousands Except Earnings per Share Data)
                                               (Unaudited)

                                                                  Three Months Ended June 30,
                                                             2002                         2001
                                                             -----                        ----

   Revenue:
   Company office revenue                                       $ 124,032                     $ 77,625
   Affiliate royalties                                              1,792                        2,117
                                                      --------------------         --------------------

   Total revenue                                                  125,824                       79,742
                                                      --------------------         --------------------

   Expenses:
   Consultants' compensation                                       48,486                       30,010
   Office administration                                           32,179                       19,905
   Office sales and consulting support                              9,635                        6,591
   Office depreciation                                              2,149                        1,844
   General sales and administration                                 7,933                        8,157
   Depreciation and amortization                                    2,529                        2,248
                                                      --------------------         --------------------

   Total expenses                                                 102,911                       68,755
                                                      --------------------         --------------------

   Income from operations                                          22,913                       10,987

   Net interest expense                                             1,318                          931
                                                      --------------------         --------------------

   Income before income taxes                                      21,595                       10,056

   Provision for income taxes                                      10,427                        4,530

   Minority interest in net income of subsidiaries                    584                          154
                                                      --------------------         --------------------

   Net income                                                    $ 10,584                      $ 5,372
                                                      ====================         ====================

   Basic earnings per share                                        $ 0.70                       $ 0.38
                                                      ====================         ====================

   Diluted earnings per share                                      $ 0.65                       $ 0.35
                                                      ====================         ====================

   Basic weighted average shares outstanding                   15,076,000                   14,223,000
                                                      ====================         ====================

   Diluted weighted average shares outstanding                 16,325,000                   15,186,000
                                                      ====================         ====================



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      Right Management Consultants, Inc.
                               Condensed Consolidated Statements of Operations
                           (Dollars in Thousands Except Earnings per Share Data)
                                                 (Unaudited)

                                                                     Six Months Ended June 30,
                                                                2002                          2001
                                                                -----                         ----
   Revenue:
   Company office revenue                                           $ 219,371                     $ 137,350
   Affiliate royalties                                                  3,716                         3,551
                                                        ----------------------         ---------------------

   Total revenue                                                      223,087                       140,901
                                                        ----------------------         ---------------------

   Expenses:
   Consultants' compensation                                           86,544                        55,038
   Office administration                                               54,404                        36,931
   Office sales and consulting support                                 16,026                        10,869
   Office depreciation                                                  3,948                         3,570
   General sales and administration                                    18,594                        12,345
   Depreciation and amortization                                        3,475                         4,283
                                                        ----------------------         ---------------------

   Total expenses                                                     182,991                       123,036
                                                        ----------------------         ---------------------

   Income from operations                                              40,096                        17,865

   Net interest expense                                                 1,885                         1,721
                                                        ----------------------         ---------------------

   Income before income taxes                                          38,211                        16,144

   Provision for income taxes                                          17,577                         7,199

   Minority interest in net income of subsidiaries                        838                           414
                                                        ----------------------         ---------------------

   Net income                                                        $ 19,796                       $ 8,531
                                                        ======================         =====================

   Basic earnings per share                                            $ 1.32                        $ 0.60
                                                        ======================         =====================

   Diluted earnings per share                                          $ 1.22                        $ 0.57
                                                        ======================         =====================

   Basic weighted average shares outstanding                       15,034,000                    14,160,000
                                                        ======================         =====================

   Diluted weighted average shares outstanding                     16,236,000                    14,978,000
                                                        ======================         =====================




      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        Right Management Consultants, Inc.
                                 Condensed Consolidated Statements of Cash Flows
                                              (Dollars in Thousands)
                                                   (Unaudited)


                                                                                     Six Months Ended June 30,
                                                                                     2002                 2001
                                                                                   ---------           ---------
Operating Activities:
  Net income                                                                       $  19,796           $   8,531
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                    7,410               7,853
      Deferred income taxes                                                               27                 (84)
      Minority interest in net income of subsidiaries                                    838                 414
      Provision for doubtful accounts                                                  1,752                 605
      Tax benefit from the exercise of stock options                                     867                 418
      Stock option compensation                                                           42                 113
      Foreign exchange gains and losses on transactions                                 (698)                161
      Other non-cash items                                                               (66)                336
      Changes in operating accounts, net of acquired businesses:
          Accounts receivable, trade and from Affiliates                              17,622             (24,330)
          Income taxes receivable                                                         --               3,253
          Prepaid expenses and other assets                                           (3,316)              2,688
          Accounts payable                                                            (1,454)               (657)
          Accrued incentive compensation, benefits and other expenses                (15,579)              5,751
          Fees payable to Affiliates and other liabilities                            (1,096)              2,165
          Deferred revenue                                                            (5,258)             15,758
                                                                                   ---------           ---------

  Net cash provided by operating activities                                           20,887              22,975
                                                                                   ---------           ---------

Investing Activities:
  Purchase of property and equipment                                                  (8,024)             (7,990)
  Acquisitions, net of cash acquired                                                (106,519)             (7,746)
  Increase in cash surrender value of
   company-owned life insurance                                                         (586)                 --
                                                                                   ---------           ---------

  Net cash utilized in investing activities                                         (115,129)            (15,736)
                                                                                   ---------           ---------

Financing Activities:
  Borrowings under credit agreements                                                 135,432               8,359
  Payment of long-term debt and other obligations                                    (45,806)            (10,968)
  Termination value of swap agreements                                                   358                  --
  Debt commitment fees and other fees related to the New Credit Agreement             (3,278)                 --
  Proceeds from stock issuances from the exercise of stock options                     1,232               1,621
                                                                                   ---------           ---------

  Net cash provided by (utilized in) financing activities                             87,938                (988)
                                                                                   ---------           ---------

Effect of exchange rate changes on cash and
 cash equivalents                                                                        743                (890)

(Decrease) increase in cash and cash equivalents                                      (5,561)              5,361

Cash and cash equivalents, beginning of period                                        48,655              13,157
                                                                                   ---------           ---------

Cash and cash equivalents, end of period                                           $  43,094           $  18,518
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




                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of Right Management Consultants, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue under the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the Securities and Exchange Commission in applying accounting principles generally accepted in the United States to revenue recognition for certain transactions. Under SAB No. 101, the Company recognizes all career transition revenue on a straight-line basis over the average length of time for candidates to find jobs based on statistically valid data for the specific type of program. If statistically valid data is not available, then the Company recognizes career transition revenue on a straight-line basis over the nominal life of the agreements. The difference between the amount billed for career transition services and the amount recognized as revenue is carried on the Company's balance sheet as deferred revenue.

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. At the time of an acquisition, using the criteria of SFAS No. 141, the Company will identify and recognize intangible assets separate from goodwill. The Company has applied SFAS No. 141 in its preliminary allocation of the purchase price for Coutts Consulting Group Limited ("Coutts") (see Note D). Accordingly, based on management's estimates, a value of $23,970,000 was allocated to amortizable intangible assets, primarily client lists.

Also effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 also establishes a new method of testing goodwill for impairment and requires this testing on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Pursuant to SFAS No. 142, the Company discontinued the amortization of its goodwill as of January 1, 2002, and completed its transitional impairment testing of its goodwill and found no indication of impairment. The Company is in the process of performing impairment testing of its goodwill, including new acquisitions. Impairment testing of goodwill may result in future, periodic write-downs of its goodwill.

The Company's net income and earnings per share for the three and six months ended June 30, 2002 and 2001, adjusted to exclude goodwill amortization, was as follows:

                                                          (Dollars in Thousands Except Per Share Data)
                                                      Three Months                             Six Months
                                                      -------------                            ----------
                                                      Ended June 30,                         Ended June 30,
                                                      -------------                          --------------
                                                  2002               2001               2002               2001
                                                  ----               ----               ----               ----


                                                        (Unaudited)                            (Unaudited)
Net income as reported                          $   10,584          $   5,372          $   19,796          $    8,531
Add back amortization of
   goodwill, net of tax                                 --              1,106                  --               2,148
                                                ----------          ---------          ----------          ----------
Adjusted net income                             $   10,584          $   6,478          $   19,796          $   10,679
                                                ==========          =========          ==========          ==========

Basic earnings per share as reported            $     0.70          $    0.38          $     1.32          $     0.60
Amortization of goodwill, net of tax                    --               0.08                  --          $     0.15
                                                ----------          ---------          ----------          ----------
Adjusted basic earnings per share               $     0.70          $    0.46          $     1.32          $     0.75
                                                ==========          =========          ==========          ==========

Diluted earnings per share as reported          $     0.65          $    0.35          $     1.22          $     0.57
Amortization of goodwill, net of tax                    --               0.07                  --          $     0.14
                                                ----------          ---------          ----------          ----------
Adjusted diluted earnings per share             $     0.65          $    0.42          $     1.22          $     0.71
                                                ==========          =========          ==========          ==========


                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts have been reclassified in the prior year's Condensed Consolidated Statement of Cash Flows to conform with the current year presentation.

NOTE B - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." The Company recognizes derivatives on the balance sheet at fair value.

During January 2002, the Company had an interest rate swap agreement in place, designated as a cash flow derivative, to effectively convert variable-rate debt to fixed-rate debt. This swap agreement entailed the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement. Changes in the fair value of this cash flow derivative were recorded in accumulated other comprehensive income.

Also during January 2002, the Company had two separate cross currency interest rate swap agreements in place in order to hedge the foreign currency risks associated with the Company's 71% ownership in Right WayStation, Inc. ("Right WayStation"), its Japanese subsidiary, and to hedge against fluctuations in interest rates. In accounting for one of these swap agreements, the Company separated it into two components, a foreign currency derivative and an interest rate cash flow derivative. Changes in the foreign currency derivative and in the fair value of this cash flow derivative were recorded in accumulated other comprehensive income. Changes in the fair value of the other cross currency interest rate swap agreement were recorded directly to the current period earnings, as it did not qualify as a cash flow derivative.

During the first quarter 2002, the Company terminated its fixed interest rate swap agreement and its cross currency interest rate swap agreements. As of June 30, 2002 the Company had no derivative or hedging instruments. (See Note E.)

The amounts recorded to accumulated other comprehensive income and earnings, related to the changes in the fair value of the fixed interest rate swap agreement and the cross currency interest rate swap agreements, for the period during 2002 that the Company had these agreements in place, were not significant.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

                                              Currency        Derivative and
                                             Translation   Hedging Instruments
                                            Adjustments       Gains (Losses)           Total
Balance at December 31, 2001                    $(7,625)          $  (806)          $(8,431)
Change in fair value of derivatives
         and hedging instruments,
         net of tax benefit of $25                   --               (38)              (38)
Termination of derivatives
         and hedging instruments                   (661)              844               183
Currency translation adjustment                   6,827                --             6,827
                                                -------           -------           -------
Balance at June 30, 2002                        $(1,459)          $    --           $(1,459)
                                                =======           =======           =======

During the first quarter 2002, the effect of the Company's termination of its derivative and hedging instruments resulted in a charge to income of $183,000, included in general sales and administration expense for the six months ended June 30, 2002 for the deferred losses related to the cumulative change in fair value of these cash flow derivatives over time.

The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been made on these foreign currency translation adjustments. Total comprehensive income, including the components of accumulated other comprehensive income, for the three months ended June 30, 2002 and 2001 was $17,185,000 and $4,516,000, respectively. Total comprehensive income, including the components of accumulated other comprehensive income, for the six months ended June 30, 2002 and 2001 was $26,768,000 and $3,671,000, respectively. Total comprehensive income in 2002 reflects increased currency exchange rate fluctuations resulting from the weakening U.S. dollar as compared to foreign currencies.

NOTE D - ACQUISITIONS

Effective January 1, 2002, the Company acquired for cash an additional 20% interest in its Japanese subsidiary, Right WayStation, increasing its total interest in the subsidiary to 71%. This additional 20% interest was purchased from Keiichi Iwao, the founder of Right WayStation and, at that time, a Director of the Company. The purchase price totaled $3,285,000.

On March 22, 2002 the Company completed its acquisition of all of the shares of Atlas Group Holdings Limited, the parent company of Coutts. Coutts is a London based career transition and organizational consulting firm with operations in Europe, Japan and Canada. The transaction was effective March 22, 2002.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - ACQUISITIONS (Continued)

The consideration paid for Coutts, including costs of the transaction, was approximately $105,574,000. Of this amount, $53,808,000 was paid in cash to the sellers and an aggregate of $5,432,000 was paid by the issuance of notes by one of the Company's subsidiaries to four individual sellers of Coutts' parent company shares. The notes are payable in seven years and bear interest at the rate of 4% per annum. Transaction costs, including legal fees and other professional fees related to the transaction totaled approximately $1,543,000. The Company also funded the repayment of approximately $44,791,000 of the pre-existing debt of Coutts' parent company. The purchase price allocation for this acquisition is tentative and is based upon information available at this time, and is subject to change, including the valuation of Coutts' amortizable intangibles. The Company acquired $4,383,000 in cash and cash equivalents in this acquisition.

Coutts owned a majority interest of 89% in its Japanese subsidiary at the time the Company acquired Coutts. In June 2002, the Company increased its ownership in the Coutts Japanese subsidiary to 93% for a purchase price of approximately $810,000. As part of the integration of Coutts, the Company has merged its two majority-owned subsidiaries in Japan, Right WayStation and the Coutts Japanese subsidiary, effective July 1, 2002, resulting in the Company's ownership of approximately 82% of the combined entity named Right Management Consultants - Japan.

During the latter portion of June, the Company completed its acquisition of the outstanding stock of five of Coutts' franchises in Canada, trading as "Murray Axmith", with an effective date of July 1, 2002 for financial reporting purposes for a combination of cash and future defined contingent payments. The total upfront cash paid as part of the purchase price for these acquisitions was approximately $3,542,000. In June 2002, $976,000 of this cash payment was paid and the remaining $2,566,000 was paid in July 2002.

For the six months ended June 30, 2002, the Company paid approximately $497,000 in earnouts related to acquisitions made in prior years.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - ACQUISITIONS (Continued)

The following table represents the assets acquired and liabilities assumed to arrive at net cash paid for the acquisitions discussed above, as well as for earnout payments related to prior acquisitions, for the six months ended June 30, 2002 and 2001. The portion of the purchase price of $976,000 that was paid in June for the purchase of Coutts' Canadian franchises effective July 1, 2002, is included in goodwill below.

                                                                            (Dollars in Thousands)
                                                                           Six Months Ended June 30,
                                                                          2002                 2001
                                                                          ----                 ----
Assets acquired:
Accounts receivable                                                     $  19,550           $   2,479
Prepaid expenses and other assets                                           5,739               3,957
Fixed assets                                                                3,645               2,452
Non-amortizable goodwill                                                   97,268              15,219
Amortizable intangibles                                                    23,970               1,650
Additional equity acquired in Japan                                         1,704                  --
Other non-current                                                              --               2,274
                                                                        ---------           ---------
                                                                          151,876              28,031
Less liabilities acquired:
Current portion of long-term debt                                            (143)             (1,054)
Accounts payable and accrued expenses                                     (18,094)             (3,580)
Assumption of incomplete contracts                                        (23,436)             (3,151)
Long-term debt                                                               (192)             (1,010)
Deferred compensation and other long-term liabilities                        (480)                 --
                                                                        ---------           ---------
                                                                          (42,345)             (8,795)
Less payments made in 2000 for acquisitions effective in 2001                  --              (8,081)
Less Common Shares from treasury shares issued for acquisition                 --                (440)
Less minority shareholder interests in Japan                               (3,012)             (2,969)
                                                                        ---------           ---------
Cash paid for acquisitions, net of cash acquired                        $ 106,519           $   7,746
                                                                        =========           =========


As of June 30, 2002, the Company estimates that the amount of future contingent earnout payments related to acquisitions will range between $9,000,000 and $12,000,000 in total.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - ACQUISITIONS (Continued)

The unaudited pro-forma results of operations for the three and six months ended June 30, 2002 and 2001, reflecting the combined results of the Company and acquisitions made subsequent to December 31, 2000, (but excluding the acquisitions of Coutts' Canadian franchises) as if the acquisitions had been consummated at the beginning of each period presented, and assuming no amortization of goodwill from those acquisitions in 2001, are as follows:

                                              (Dollars in Thousands Except Earnings per Share Data)
                                               Three Months                          Six Months
                                               ------------                          ----------
                                              Ended June 30,                        Ended June 30,
                                              --------------                        --------------
                                         2002               2001                2002                 2001
                                         ----               ----                ----                 ----
                                               (Unaudited)                            (Unaudited)
Revenue                               $  125,824          $  105,417          $  248,870          $   191,245
                                      ==========          ==========          ==========          ===========

Income before income taxes            $   21,595          $   11,149          $   39,220          $    15,235
                                      ==========          ==========          ==========          ===========

Net income                            $   10,706          $    6,029          $   20,466          $     8,143
                                      ==========          ==========          ==========          ===========

Diluted earnings per share            $     0.66          $     0.40          $     1.26          $      0.54
                                      ==========          ==========          ==========          ===========

Diluted weighted average
number of shares outstanding          16,325,000          15,186,000          16,236,000           14,978,000
                                      ==========          ==========          ==========          ===========

The pro-forma amortization of goodwill for 2001 for the acquisitions made subsequent to December 31, 2000 (but excluding the acquisitions of Coutts' Canadian franchises) would have been $1,649,000 and $3,374,000 for the three and six months ended June 30, 2001, respectively. Had the pro-forma results of operations above for 2001 assumed this amortization of goodwill, the net income and diluted earnings per share would have been $5,122,000 and $0.34, respectively, for the three months ended June 30, 2001 and the net income and diluted earnings per share would have been $6,273,000 and $0.42, respectively, for the six months ended June 30, 2001.

NOTE E - DEBT AND OTHER OBLIGATIONS

Effective January 25, 2002, the Company terminated its fixed interest rate swap agreement, with an aggregate notional principal of $30,000,000. Effective this same day, the Company also terminated its two cross currency interest rate swap agreements related to its investment in Right WayStation, one with an aggregate notional principal of $8,000,000 and the other for $3,000,000. The Company received a net cash amount of $358,000 for the termination value and accrued interest related to these swap agreements. The Company also recorded a charge to income of $183,000 related to the deferred losses on the changes in the fair value of these cash flow derivatives, which had previously been recorded to accumulated other comprehensive income. (See Note C.)

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - DEBT AND OTHER OBLIGATIONS (Continued)

On March 22, 2002, in connection with the Company's acquisition of Coutts, the Company entered into a Credit Agreement with a syndicate of banks including First Union National Bank, as Administrative Agent (the "New Credit Agreement"). The New Credit Agreement provides for a maximum $180,000,000 of total borrowings, consisting of a revolving loan commitment of $90,000,000 (the "Revolving Loan"), and a term loan of $90,000,000 (the "Term Loan"). The Revolving Loan and Term Loan are together referred to herein as the "Loans". The Loans require the Company to meet certain financial and non-financial covenants as defined in the New Credit Agreement.

Initial proceeds of the Loans of $130,000,000 together with Company cash were used to finance the Coutts acquisition and repay the Company's outstanding indebtedness of $41,038,000 under its previous credit agreement which has been terminated. The Company may borrow, repay and re-borrow funds during the five-year term of the Revolving Loan, subject to the financial covenants of the New Credit Agreement. As of June 30, 2002, approximately $28,629,000 remained available under the Revolving Loan. Future borrowings under the Revolving Loan will be used to finance working capital and other general corporate purposes, including permitted acquisitions. The Term Loan provides for equal, mandatory principal repayments made quarterly over its five-year term, and provides for additional voluntary prepayments during its term as defined in the New Credit Agreement. During the second quarter 2002, the Company made a mandatory principal payment of $4,500,000 under the Term Loan. The principal balance outstanding under the Loans as of June 30, 2002 was $125,500,000, of which $18,000,000 was included in the current portion of long term debt based on the mandatory principal payments.

The Loans are secured by a pledge of substantially all of the tangible and intangible assets of the Company, including the pledge of shares of certain principal subsidiaries. Under the New Credit Agreement, future acquisitions may be subject to certain dollar amount limits. As of June 30, 2002, the annual limit for permitted acquisitions was $15,000,000, which excludes the July 1, 2002 acquisitions of Coutts' Canadian franchises.

Interest on the Loans is variable and will be determined by London interbank offered rates (LIBOR) plus a margin ranging from 1.50% to 2.25% based on the relationship of funded debt to the Company's EBITDA, as defined in the New Credit Agreement. Alternatively, the interest on the Loans will be determined by the greater of prime or the Federal Funds Effective Rate plus one half of 1% plus a margin of up to 0.75% based on the relationship of funded debt to the Company's EBITDA, as defined in the New Credit Agreement. The weighted average interest rate on the loans as of June 30, 2002 was 4.13%.

In connection with the acquisition of Coutts, the Company issued loan notes for an aggregate of $5,432,000, and recorded the notes in the current portion of long-term debt. The notes are payable in seven years and bear interest at the rate of 4% per annum. Provisions of these loan notes allow the note-holders to redeem the notes after six months of the issuance date of the notes. (See Note D.)

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for June 30, 2002 and 2001 are detailed as follows:

                                              For the three months                            For the three months
                                                ended June 30, 2002                           ended June 30, 2001
                                         Income          Shares        EPS              Income           Shares        EPS
    Basic EPS:
    Net income                           $10,584,000     15,076,000     $0.70            $5,372,000      14,223,000     $0.38
                                                                        =====                                           =====
    Impact of options                             --      1,249,000                              --         963,000
                                         -----------     ----------                      ----------      ----------
    Diluted EPS:
    Net income                           $10,584,000     16,325,000     $0.65            $5,372,000      15,186,000     $0.35
                                         ===========     ==========     =====            ==========      ==========     =====

                                               For the six months                              For the six months
                                                ended June 30, 2002                           ended June 30, 2001
                                         Income          Shares        EPS              Income           Shares        EPS
    Basic EPS:
    Net income                           $19,796,000     15,034,000     $1.32            $8,531,000      14,160,000     $0.60
                                                                        =====                                           =====
    Impact of options                             --      1,202,000                              --         818,000
                                         -----------     ----------                      ----------      ----------
    Diluted EPS:
    Net income                           $19,796,000     16,236,000     $1.22            $8,531,000      14,978,000     $0.57
                                         ===========     ==========     =====            ==========      ==========     =====

For the three and six months ended June 30, 2002, outstanding options to purchase 17,500 shares of Company Common Shares at an option exercise price of $26.40 per share were excluded from the computation of diluted EPS, as the exercise price of these options was greater than the average market price of the Common Shares. For the three and six months ended June 30, 2001, outstanding options to purchase 9,000 shares of Company Common Shares at option exercise prices ranging from $12.67 to $14.22 per share were excluded from the computation of diluted EPS, as the exercise price of these options was greater than the average market price of the Common Shares.

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

The Company's operations are segregated into two lines of business: career transition and organizational consulting. The Company operates these lines of business across the geographic areas of the United States, Canada, Europe, Asia-Pacific, Japan and Brazil. These operations

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SEGMENTS (Continued)

offer different services and require different marketing strategies. Career transition offers support for organizations separating employees, including assistance in handling the initial difficulties of termination, identifying continuing career goals and options, and aiding in developing skills for the search for a new job. Organizational consulting offers companies assistance in the areas of organizational performance, leadership development and talent management. With more than 300 service locations worldwide, the Company manages operations by geographic areas to enhance global growth and establish major accounts with global clients. The Company primarily delivers its services to mid-size and large companies, with no concentration in specific companies or industries.

Summarized operations of each of the Company's geographic areas as of June 30, 2002 and 2001 and for the three and six months then ended are presented below.

                                                    (Dollars in Thousands)
                                                                          Asia-
June 30, 2002                      U.S.        Canada          Europe    Pacific     Japan      Brazil       Consolidated
-------------                      ----        ------          ------    -------     -----      ------       ------------

Identifiable assets              $ 124,470     $ 21,252       $198,944    $15,068    $45,584      $2,230      $407,548
                                 ---------     --------       --------    -------    -------      ------      --------

June 30, 2001
-------------
Identifiable assets                116,374       14,208         35,437     13,282     21,199       1,899       202,399
                                 ---------     --------       --------    -------    -------      ------      --------

For the three
months ended
June 30, 2002
-------------

Revenue                            61,067        6,502        37,621       5,009     14,844         781       125,824
                                 ---------     --------       --------    -------    -------      ------      --------

Operating
income (1)                         12,329        2,191         3,353       1,230      3,699         111        22,913
                                 ---------     --------       --------    -------    -------      ------      --------

Depreciation and
amortization                        2,112          162         1,695         142        548          19         4,678
                                 ---------     --------       --------    -------    -------      ------      --------

Capital expenditures (2)            2,966           28           637          96        267         123         4,117
                                 ---------     --------       --------    -------    -------      ------      --------

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

                                        RIGHT MANAGEMENT CONSULTANTS, INC.
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                     (Unaudited)

NOTE G - SEGMENTS (Continued)

For the three
months ended                                                              Asia-
June 30, 2001                    U.S.        Canada           Europe     Pacific      Japan      Brazil    Consolidated
-------------                    ----        ------           ------     -------      -----      ------    ------------
Revenue                           $53,024       $6,660        $9,491      $3,784     $6,153       $ 630      $79,742
                                  -------       ------        ------      ------     ------       -----      -------

Operating
income (loss) (1)                   5,425        2,946         1,054         736        850        (24)       10,987
                                  -------       ------        ------      ------     ------       -----      -------

Depreciation and
amortization                        2,599          243           567         329        340          14        4,092
                                  -------       ------        ------      ------     ------       -----      -------

Capital expenditures (2)            4,363          125            99          51        342           1        4,981
                                  -------       ------        ------      ------     ------       -----      -------

For the six
months ended
June 30, 2002
-------------
Revenue                           125,405       12,649        52,825       9,734     20,653       1,821      223,087
                                  -------       ------        ------      ------     ------       -----      -------

Operating
income (1)                         23,466        4,572         4,917       2,443      4,156         542       40,096
                                  -------       ------        ------      ------     ------       -----      -------

Depreciation and
amortization                        4,017          241         2,035         326        767          37        7,423
                                  -------       ------        ------      ------     ------       -----      -------

Capital expenditures (2)            5,012          211         1,846         244        370         241        7,924
                                  -------       ------        ------      ------     ------       -----      -------

For the six
months ended
June 30, 2001
-------------
Revenue                             93,396      10,346       18,046       7,149      10,839       1,125      140,901
                                  -------       ------        ------      ------     ------       -----      -------

Operating
income (loss) (1)                   10,154       3,531        1,852       1,276       1,126        (74)       17,865
                                  -------       ------        ------      ------     ------       -----      -------

Depreciation and
amortization                         5,015         485        1,037         646         618          52        7,853
                                  -------       ------        ------      ------     ------       -----      -------

Capital expenditures (2)             7,087         245          215          82         351          10        7,990
                                  -------       ------        ------      ------     ------       -----      -------

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - SEGMENTS (Continued)

Revenues and expenses of the Company's lines of business for Company offices, excluding the total general sales and administration expenses and depreciation and amortization expenses ("G & A Expenses") and Affiliate royalties, are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Revenue and Company office operating income for each of the Company's lines of business in the aggregate for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                                  (Dollars in Thousands)
                                       For the three months                                  For the six months
                                           ended June 30,                                       ended June 30,
                              Career                                               Career
                            Transition        Consulting       Consolidated       Transition        Consulting       Consolidated
      2002
      ----
Company office
    revenue                  $104,589          $ 19,443          $124,032          $186,463          $ 32,908          $219,371
                             ========          ========          ========          ========          ========          ========

Company office
   operating income            29,521             2,062            31,583            56,581             1,868            58,449
                             ========          ========          ========          ========          ========          ========

      2001
      ----
Company office
    revenue                    64,753            12,872            77,625           111,161            26,189           137,350
                             ========          ========          ========          ========          ========          ========

Company office
   operating income            19,192                83            19,275            29,986               956            30,942
                             ========          ========          ========          ========          ========          ========



NOTE H - SUBSEQUENT EVENT

Effective July 1, 2002, the Company acquired the outstanding shares of Assessment and Development Consult Holding B.V. ("ADC Consulting"), an organizational consulting firm specializing in assessment, competency and performance management, with three offices in the Netherlands. The transaction had a purchase price of approximately $7,382,000 and was funded with cash from operations. In addition to the purchase price, the Company has committed to paying $1,000,000 in retention bonuses to key personnel of ADC Consulting over three years.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies
----------------------------

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

Revenue Recognition
-------------------

The Company recognizes revenue in its career transition line of business under the provisions of SAB No. 101. SAB No. 101 generally provides that revenue for time-based services be recognized over the average length of the services being provided. For its organizational consulting line of business, the Company generally bills and recognizes consulting contract revenue upon the performance of its obligations under consulting service contracts. Therefore, organizational consulting services typically do not generate deferred revenue. For its career transition line of business, the Company recognizes revenue on a straight-line basis over the average length of time it takes candidates to find jobs based on statistically valid data for the specific type of program. If statistically valid data is not available, then the Company recognizes career transition revenue on a straight-line basis over the nominal life of the agreements.

In general, the Company bills for its services in advance at the start of the service, resulting initially in deferred revenue. The Company then recognizes this deferred revenue into income over the average period its programs remain open. This average program period is based on comprehensive statistics maintained by the Company. The Company reviews on a quarterly basis the statistics surrounding the current length of its programs, and updates the periods it uses to recognize its deferred revenue prospectively. Historically, the average length of programs has not changed significantly from quarter to quarter.

The significant factors impacting deferred revenue are the type of programs sold, the level of current billings for new programs and projects, and the average length of its programs. Over time, an increasing volume of new billings will result in higher amounts of deferred revenue, while decreasing levels of new billings will result in lower amounts of deferred revenue. Similarly, an increase in the length of time programs remain open will decrease the recognition of deferred revenue into income, while a decrease in the length of time programs remain open will increase the recognition of deferred revenue into income.

Valuation of Intangible Assets and Goodwill
-------------------------------------------

SFAS No. 141, "Business Combinations," requires the use of the purchase method of accounting for all business combinations and broadens the criteria for recording intangible assets separate

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

from goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. The Company has applied SFAS No. 141 in its preliminary allocation of the purchase price for Coutts. Accordingly, a value of $23,970,000 was estimated and allocated to amortizable intangible assets, primarily client lists. The valuation of these amortizable intangible assets required the Company to use its judgement. Non-amortizable goodwill of $93,893,000 related to the acquisition of Coutts and the purchase of additional ownership in its Japanese subsidiary was also recorded. The purchase price allocation for this acquisition is tentative and is based upon information available at this time, and is subject to change, including the valuation of Coutts' amortizable intangibles. The annual impairment testing required by SFAS No. 142 will require the Company to use its judgement and estimates about market conditions and operational performance of acquired businesses.

Results of Operations
---------------------

The following table sets forth results of operations for the three and six months ended June 30, 2002 and 2001. This discussion and analysis should be read together with the condensed consolidated financial statements and accompanying notes thereto.

                                                                           (Dollars in Thousands)
                                                Three Months Ended June 30,                     Six Months Ended June 30,
                                                2002                    2001                  2002                2001
                                                ----                    ----                  ----                ----
   Company office revenue                       $124,032             $77,625                 $219,371           $137,350
   Company office expenses                        92,449              58,350                  160,922            106,408
                                                --------             -------                 --------            -------
       Company office operating income            31,583              19,275                   58,449             30,942
   Affiliate royalties                             1,792               2,117                    3,716              3,551
   General sales and administration                7,933               8,157                   18,594             12,345
   Depreciation and amortization                   2,529               2,248                    3,475              4,283
   Interest expense, net                           1,318                 931                    1,885              1,721
                                                --------             -------                 --------            -------
       Income before income taxes                 21,595              10,056                   38,211             16,144
   Provision for income taxes                     10,427               4,530                   17,577              7,199
   Minority interest in net
        income of subsidiaries                       584                 154                      838                414
                                                --------             -------                 --------            -------
   Net income                                   $ 10,584             $ 5,372                 $ 19,796            $ 8,531
                                                ========             =======                 ========            =======

Second Quarter 2002 Compared to Second Quarter 2001
---------------------------------------------------

For the three months ended June 30, 2002, revenue generated by Company offices increased by 60%, or $46,407,000, from the corresponding quarter in 2001. This increase is due to $31,770,000 in incremental revenues from acquisitions consummated subsequent to the second quarter 2001, and to a same office revenue increase of 19%, or $14,637,000.

Career transition revenue generated by Company offices for the three months ended June 30, 2002, increased by 62%, or $39,836,000, from the same period in the prior year. This career transition revenue increase is due to $26,909,000 in incremental revenues from acquisitions

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

and a same office revenue increase of 20%, or $12,927,000. The same office revenue increase reflects a higher volume of business across all geographic locations, as the demand for career transition services escalates due to corporations downsizing and restructuring in a weak economy.

Organizational consulting revenue generated by Company offices for the three months ended June 30, 2002, increased by 51%, or $6,571,000, from the same period in the prior year. This increase includes $4,861,000 in incremental revenues from acquisitions, a majority of which was attributable to Coutts' European operations. The organizational consulting same office revenue increased 13%, or $1,710,000.

For the three months ended June 30, 2002, Affiliate royalties decreased 15%, or $325,000, from the corresponding quarter in 2001.

For the three months ended June 30, 2002, total Company office expenses increased 58% or $34,099,000, from the corresponding quarter in 2001. This increase is due primarily to incremental costs from acquisitions consummated subsequent to the second quarter 2001, totaling $27,552,000 and to increases in outside staffing costs to deliver services, salaries of sales personnel and rent expense.

Company office operating income for the three months ended June 30, 2002 was $31,583,000 with a Company office margin of 25%, compared to operating income of $19,275,000 and a margin of 25% for the same quarter in the prior year. The increase in Company office operating income is primarily due to the increase in the volume of career transition revenues in 2002 as compared to 2001. Higher profit margins in the organizational consulting business and incremental profits of $4,218,000 from acquisitions consummated subsequent to the second quarter 2001, also contributed to this increase.

For the three months ended June 30, 2002, G & A Expenses were flat as compared to the same quarter in the previous year. These expenses as a percentage of total revenue were 8% and 13% for the second quarter 2002 and 2001, respectively. The G & A Expenses in the current year for the second quarter include an increase in incentive costs, as the Company is exceeding it's internal operating goals, and a decrease in translation expense resulting from the weakening U.S. dollar relative to foreign currencies.

Net interest expense for the three months ended June 30, 2002 increased $387,000 as compared to the same period in the prior year. The increase is due to a higher principal balance in the current year, resulting from borrowings to fund the acquisition of Coutts, offset by lower effective interest rates.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

The minority interest in net income of subsidiaries for the three months ended June 30, 2002 was $584,000 for the minority interests related to Right WayStation and Coutts in Japan, Saad Fellipelli and Coaching in Brazil and Glenoit SL in Spain. The minority interest in net income of subsidiaries for the three months ended June 30, 2001 was $154,000 for the minority interests related to Right WayStation in Japan and Saad Fellipelli and Coaching in Brazil. Despite the Company's larger ownership in the current year for Right WayStation, minority interest expense related to Right WayStation increased due to higher net income in that geography.

The Company's effective tax rates for the three months ended June 30, 2002 and 2001 were 48% and 45%, respectively. The higher tax rate in 2002 is due to non-deductible amortization and compensation in the current year.

First Six Months of 2002 Compared to the First Six Months of 2001
-----------------------------------------------------------------

For the six months ended, June 30, 2002, revenue generated by Company offices increased 60% or $82,021,000, from the corresponding period in 2001. Incremental revenues from acquisitions consummated subsequent to the second quarter 2001 totaled $34,818,000, and same office revenue increased 34% or $47,203,000 for the six months ended June 30, 2002, as compared to the corresponding period in 2001.

Career transition revenue generated by Company offices for the six months ended June 30, 2002, increased by 68%, or $75,302,000, from the same period in the prior year. This career transition revenue increase is due to $28,932,000 in incremental revenues from acquisitions and a same office revenue increase of 42%, or $46,370,000. The same office revenue increase reflects a higher volume of business across all geographic locations.

Organizational consulting revenue generated by Company offices for the six months ended June 30, 2002, increased by 26%, or $6,719,000, from the same period in the prior year. This increase includes $5,886,000 in incremental revenues from acquisitions, a majority of which was attributable to Coutts' European operations. The organizational consulting same office revenue increased 3%, or $833,000.

For the six months ended June 30, 2002, Affiliate royalties increased 5%, or $165,000, from the corresponding period in 2001.

For the six months ended June 30, 2002, total Company office expenses increased 51% or $54,514,000 from the corresponding period in 2001. This increase is due primarily to incremental costs from acquisitions consummated subsequent to the second quarter 2001, totaling $31,074,000 and to increases in incentive costs, outside staffing costs to deliver services, payroll costs, Company matches on employee benefit plans and rent expense.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Company office operating income for the six months ended June 30, 2002 was $58,449,000 with a Company office margin of 27%, compared to operating income of $30,942,000 and a margin of 23% for the same period in the prior year. The increase in Company office operating income is due to the aforementioned increase in career transition revenues in 2002 as compared to 2001, leveraged across the Company's fixed and managed variable cost structure. This increase is also due to incremental profits from acquisitions consummated subsequent to December 31, 2000 of $3,746,000.

For the six months ended June 30, 2002, G & A Expenses increased $5,441,000 from the same period in the prior year. This increase in 2002 is due primarily to an increase in incentive costs, the provision for bad debts, Company matches on employee benefit plans, and payroll costs all of which is offset by a decrease in amortization expense due to a change in accounting rules (See Note A in the Notes to the Condensed Consolidated Financial Statements) and a decrease in translation expense resulting from the weakening U.S. dollar relative to foreign currencies. G & A Expenses as a percentage of total revenue were 10% and 12% for the six months ended June 30, 2002 and 2001, respectively.

Net interest expense for the six months ended June 30, 2002 increased $164,000 as compared to the same period in the prior year. The increase is due to the aforementioned higher principal balance in the current year, resulting from borrowings to fund the acquisition of Coutts, offset by lower effective interest rates in the current year.

The minority interest in net income of subsidiaries for the six months ended June 30, 2002 was $838,000 for the minority interests related to Right WayStation and Coutts in Japan, Saad Fellipelli and Coaching in Brazil and Glenoit SL in Spain. The minority interest in net income of subsidiaries for the six months ended June 30, 2001 was $414,000 for the minority interests related to Right WayStation in Japan and Saad Fellipelli and Coaching in Brazil. The increase is attributable to improved operating results from these entities and the addition of Coutts in Japan.

The Company's effective tax rates for the six months ended June 30, 2002 and 2001 were consistent at 46% and 45%, respectively.

Capital Resources and Liquidity
-------------------------------

As of June 30, 2002 and December 31, 2001, the Company had cash and cash equivalents of $43,094,000 and $48,655,000, respectively. The decrease in cash is primarily a result of paying incentive bonuses to employees in the first quarter 2002 that related to 2001 performance and the funding of a portion of the Coutts acquisition. As of June 30, 2002, the Company had a working capital deficit of $28,837,000 due principally to $82,540,000 of deferred revenue and $24,071,000 of current debt. Deferred revenue is eventually recognized into income over time, with no cash utilization. At June 30, 2001, the Company had positive working capital of $10,953,000.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Net cash provided by operating activities amounted to $20,887,000 and $22,975,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash provided by operating activities is a result of the aforementioned payment of 2001 incentive bonuses to employees in the first quarter 2002, that were higher than the incentive bonuses paid in the comparable period last year, resulting from the Company exceeding operating goals for 2001. This decrease is offset by higher net income and improved accounts receivable collections in the current year.

Net cash utilized in investing activities amounted to $115,129,000 and $15,736,000 for the six months ended June 30, 2002 and 2001, respectively. This increased investment activity is primarily the result of the acquisition of Coutts which solidifies the Company's position as a leading provider of career transition and organizational consulting services with the addition of significant operations in the United Kingdom, France, Belgium and Japan. In addition, Coutts has operations in Germany, Ireland, Italy and Switzerland, four countries in which the Company did not have Company-owned operations prior to the acquisition, and it adds additional volume to the Company's existing businesses in the Netherlands, Spain and Canada. (See Note D to the Notes to the Condensed Consolidated Financial Statements.)

Net cash provided by financing activities amounted to $87,938,000 for the six months ended June 30, 2002 and net cash utilized in financing activities amounted to $988,000 for the six months ended June 30, 2001. The financing activity for 2002 was primarily the result of a New Credit Agreement under which the Company borrowed $130,000,000 to finance the Coutts acquisition and to repay outstanding indebtedness of $41,038,000 under a prior credit agreement that has been terminated. In connection with the Coutts acquisition, the Company also issued loan notes to four individual sellers of Coutts for an aggregate of $5,432,000. Offsetting this increase in financing activities, the Company also incurred debt commitment fees and other fees related to its New Credit Agreement in the current year. (See Notes D and E in the Notes to the Condensed Consolidated Financial Statements).

As of June 30, 2002, the Company had approximately $28,629,000 available under the Revolving Loan of the New Credit Agreement. Future borrowings under the Revolving Loan will be used to finance working capital and other general corporate purposes, including permitted acquisitions.

During the second quarter 2002, the Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of 3,000,000 shares of Common Stock with two selling shareholders offering an additional 850,000 shares of Common Stock. Proceeds from the offering would be used to make principal payments under the New Credit Agreement, as defined in this Credit Agreement. Subsequent to June 30, 2002, the Company postponed this public offering due to poor capital market conditions. Management will continue to review its capital structure in relation to existing equity market conditions. As of June 30, 2002, the Company has deferred costs of $361,000 related to this offering included in other assets on its Condensed Consolidated Balance Sheet, and expects total costs of this offering to approximate $1,000,000.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

These deferred costs would be expensed if the Company does not make the public offering of its Common Stock.

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

As of June 30, 2002, the Company's obligations and commitments include bank debt commitments, loan notes to the sellers of Coutts, office leases and equipment leases. For the periods subsequent to June 30, 2002, the aggregate maturities on these obligations are as follows:

                                                   (Dollars in Thousands)
                                               Less than                                              After
                               Total             1 Year          1-3 Years        4-5 Years         5 Years
                               -----           -----------       ---------        ---------         ---------
Bank debts                    $131,106          $ 23,606          $ 36,000          $ 36,000          $ 35,500

Capital leases                $  1,061          $    465          $    411          $    185          $     --


Office &
    equipment leases          $118,368          $ 26,695          $ 42,959          $ 29,684          $ 19,030


As of June 30, 2002, the Company estimates that the amount of future contingent earnout payments related to acquisitions will range between $9,000,000 and $12,000,000 in total.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Forward Looking Statements
--------------------------

Statements included in this Report on Form 10-Q, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements including, without limitation, those relating to the Company's future business prospects, revenues, working capital, goodwill impairment, public offerings, future earnout payments, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors identified from time to time in the Company's reports filed with the SEC. The Company hereby incorporates by reference the discussion concerning forward looking statements set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC, as well as the risk factors identified within the same Annual Report on Form 10-K. Readers of this Report are cautioned not to place undue reliance upon these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward looking statements or reflect events or circumstances after the date hereof.

Quantitative and Qualitative Disclosures About Market Risks
-----------------------------------------------------------

As of June 30, 2002, the Company had letters of credit totaling $7,312,000, of which $5,432,000 guarantees the fixed rate loan notes to the sellers of Coutts, and an aggregate notional principal of $125,500,000 outstanding under its New Credit Agreement, that bears interest at variable rates. Based upon the variable rate debt and including fixed interest rate swaps in place at any time during the year, a 100 basis point (1.0%) increase in interest rates on variable rate debt would increase interest expense for the three and six months ended June 30, 2002 by $347,000 and $414,000 respectively.

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. If the foreign currency exchange rates strengthen relative to the U.S. dollar the result would be income to the Company and an increase in cash flow. Likewise, if the foreign currency exchange rates weaken relative to the U.S. dollar the result would be a loss to the Company and a decrease in cash flow. The Company does not anticipate any material currency risk to its business or financial condition resulting from other currency fluctuations. As of June 30, 2002, the Company had no currency swap or hedge instruments.

                           PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 were not applicable in the three months ended June 30, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The 2002 Annual Meeting of Shareholders of the Company was held on May 2, 2002.

         At this meeting, the shareholders voted on the following two items: 1.) The election of eleven directors to hold office until the Annual Meeting of Shareholders in 2003 and until their respective successors are duly elected and qualified. 2.) A proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public auditors for the current fiscal year.

         Votes were cast for the election of directors as follows:

         Nominee                     Votes For            Votes Withheld
         -------                     ---------            --------------
         Frank P. Louchheim         12,855,760                571,335
         Richard J. Pinola          10,836,822              2,590,273
         Joseph T. Smith            12,856,625                570,470
         John J. Gavin              12,857,300                569,795
         Larry A. Evans             12,848,860                578,235
         John R. Bourbeau           12,849,535                577,560
         Rebecca J. Maddox          12,848,550                578,545
         Catherine Y. Selleck       12,846,375                580,720
         Frederick R. Davidson      12,857,750                569,345
         Oliver S. Franklin         12,855,090                572,005
         Stephen Johnson            12,845,835                581,260


         The ratification of the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public auditors for the current fiscal year was approved as follows:

             Votes For                 Votes Against              Abstentions
             ---------                 -------------              -----------
            12,929,733                      336,974                  160,388

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a.   Exhibits:

               None

          b. The Company filed two Form 8-K's and two Form 8-K/A's during the period of April 1, 2002 to June 30, 2002. They are as follows:

               - On April 5, 2002 the Company filed a Form 8-K for the acquisition of all of the shares of Atlas Group Holdings Limited ("Atlas"), the parent company of Coutts. The acquisition of Coutts was completed on March 22, 2002. This Form 8-K also reported the Company's new $180,000,000 Credit Agreement with a syndicate of banks. The financial statements of the business acquired and the pro forma financial information was not included in this From 8-K as it was impractical to provide this required financial information at the date of the report. Exhibits incorporated by reference include the purchase agreement related to the acquisition of Coutts and the New Credit Agreement between the Company and its U.S. subsidiaries and the syndicated banks.

               - On April 12, 2002, the Company filed a Form 8-K for a change in its certifying accountants. The Company's Board of Directors approved on April 8, 2002 the engagement of Ernst & Young LLP as the Company's independent public auditors for the current fiscal year, to replace Arthur Andersen LLP. A letter from Arthur Andersen LLP to the Securities and Exchange Commission was included as an exhibit to this Form 8-K.

               - On April 22, 2002, the Company filed a Form 8-K/A, amending the exhibit to the Form 8-K filed on April 12, 2002 that announced its change in certifying accountants. The exhibit of the letter from Arthur Andersen LLP to the Securities and Exchange Commission was amended and re-filed in this Form 8-K/A.

               - On June 4, 2002, the Company filed a Form 8-K/A, amending the Form 8-K filed on April 5, 2002 that reported the acquisition of the shares of Atlas, the parent company of Coutts and the Company's New Credit Agreement. The required financial statements of the business acquired and the pro forma financial information was included in this Form 8-K/A. Exhibits incorporated by reference include the purchase agreement related to the acquisition of Coutts and the Credit Agreement between the Company and its U.S. subsidiaries and the syndicated banks.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHT MANAGEMENT CONSULTANTS, INC.


                  BY:/S/ RICHARD J. PINOLA                    August 13, 2002
                    ------------------------                  ---------------
                  Richard J. Pinola                           Date
                  Chairman and Chief Executive Officer


                  BY :/S/ CHARLES J. MALLON                   August 13, 2002
                    ------------------------                  ---------------
                  Charles J. Mallon                           Date
                  Chief Financial Officer and
                  Principal Accounting Officer




         CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND FINANCIAL OFFICERS

The undersigned chief executive officer and chief financial officer of the Registrant, to the best of their knowledge, do hereby certify that this Quarterly Report of Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods shown in such report.

                  BY:/S/ RICHARD J. PINOLA                    August 13, 2002
                    ------------------------                  ---------------
                  Richard J. Pinola                           Date
                  Chairman and Chief Executive Officer


                  BY :/S/ CHARLES J. MALLON                   August 13, 2002
                    ------------------------                  ---------------
                  Charles J. Mallon                           Date
                  Chief Financial Officer and
                  Principal Accounting Officer