Form 10-Q
period 2002-09-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 2002-11-14
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2002
                                         ------------------------

                                            OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                         Commission File Number 0-15539

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                   23-2153729
          ------------                                   ----------
      (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                   Identification No.)


      1818 Market Street, Philadelphia, Pennsylvania         19103
      ----------------------------------------------         -----
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

                  Yes   X                        No
                      -----                         -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 2002:

         Common Stock, $0.01 par value                22,672,967
         -----------------------------                ----------
                      Class                        Number of Shares

                                         Right Management Consultants, Inc.
                                       Condensed Consolidated Balance Sheets
                                      (Dollars in Thousands Except Share Data)
                                                    (Unaudited)


                                                                                  September 30,       December 31,
                                                                                      2002                2001
                                                                                      ----                ----

Assets

Current Assets:
  Cash and cash equivalents                                                        $  31,641           $  48,655
  Accounts receivable, trade, net of allowance for doubtful accounts
    of $3,758 and $2,835 in 2002 and 2001, respectively                               80,366              80,225
  Royalties and fees receivable from Affiliates                                        5,963              10,507
  Prepaid expenses and other current assets                                            9,105               5,709
  Deferred income taxes                                                                1,690               1,237
                                                                                   ---------           ---------
       Total Current Assets                                                          128,765             146,333


Property and equipment, net of accumulated depreciation of $52,823
   and $43,637 in 2002 and 2001, respectively                                         31,908              23,294


Goodwill, net of accumulated amortization of $21,877 and
    $20,930 in 2002 and 2001, respectively                                           204,037              78,068
Amortizable intangibles, net of accumulated amortization of $3,871
    and $1,064 in 2002 and 2001, respectively                                         22,506               4,681
Deferred income taxes                                                                  3,739               3,765
Other                                                                                 15,234               4,974
                                                                                   ---------           ---------
       Total Assets                                                                $ 406,189           $ 261,115
                                                                                   =========           =========



Liabilities and Shareholders' Equity


Current Liabilities:
  Current portion of long-term debt and other obligations                          $  23,824           $     590
  Accounts payable                                                                    19,350              13,565
  Fees payable to Affiliates                                                           2,881               5,374
  Accrued incentive compensation and benefits                                         25,933              35,569
  Other accrued expenses                                                              29,800              19,636
  Deferred revenue                                                                    74,608              60,646
                                                                                   ---------           ---------
       Total Current Liabilities                                                     176,396             135,380

Long-term debt and other obligations                                                 100,394              41,426

Deferred compensation and other long term liabilities                                  9,072               5,175

Minority interest in subsidiaries                                                      5,282               2,410

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, no par value; 1,000,000 shares authorized; no
    shares issued                                                                        -                   -
  Common stock, $.01 par value; 45,000,000 shares authorized;
   27,034,038 and 26,773,473 shares issued in 2002 and 2001, respectively                270                 268
  Additional paid-in capital                                                          31,628              29,151
  Retained earnings                                                                   98,005              69,641
  Accumulated other comprehensive loss                                                  (953)             (8,431)
                                                                                   ---------           ---------
                                                                                     128,950              90,629
Less treasury stock, at cost, 4,375,134 shares
    in 2002 and 2001                                                                 (13,905)            (13,905)
                                                                                   ---------           ---------
       Total Shareholders' Equity                                                    115,045              76,724
                                                                                   ---------           ---------
       Total Liabilities and Shareholders' Equity                                  $ 406,189           $ 261,115
                                                                                   =========           =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         2

                             Right Management Consultants, Inc.
                      Condensed Consolidated Statements of Operations
                   (Dollars in Thousands Except Earnings per Share Data)
                                        (Unaudited)

                                                          Three Months Ended September 30,
                                                          --------------------------------

                                                             2002                 2001
                                                             ----                 ----

Revenue:
Company office revenue                                   $   114,635          $    76,116
Affiliate royalties                                            1,569                1,655
                                                         -----------          -----------

Total revenue                                                116,204               77,771
                                                         -----------          -----------

Expenses:
Consultants' compensation                                     44,732               31,960
Office administration                                         30,550               19,836
Office sales and consulting support                           11,260                5,040
Office depreciation                                            2,323                1,802
General sales and administration                               6,811                7,824
Depreciation and amortization                                  1,980                2,311
                                                         -----------          -----------

Total expenses                                                97,656               68,773
                                                         -----------          -----------

Income from operations                                        18,548                8,998

Net interest expense                                           1,415                  613
                                                         -----------          -----------

Income before income taxes                                    17,133                8,385

Provision for income taxes                                     7,882                3,840

Minority interest in net income of subsidiaries                  682                  188
                                                         -----------          -----------

Net income                                               $     8,569          $     4,357
                                                         ===========          ===========

Basic earnings per share                                 $      0.38          $      0.20
                                                         ===========          ===========

Diluted earnings per share                               $      0.35          $      0.19
                                                         ===========          ===========

Basic weighted average shares outstanding                 22,646,000           21,743,000
                                                         ===========          ===========

Diluted weighted average shares outstanding               24,375,000           23,481,000
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



                             Right Management Consultants, Inc.
                      Condensed Consolidated Statements of Operations
                   (Dollars in Thousands Except Earnings per Share Data)
                                        (Unaudited)

                                                          Nine Months Ended September 30,
                                                          -------------------------------

                                                             2002                  2001
                                                             ----                  ----

Revenue:
Company office revenue                                   $   334,007          $   213,466
Affiliate royalties                                            5,287                5,206
                                                         -----------          -----------

Total revenue                                                339,294              218,672
                                                         -----------          -----------

Expenses:
Consultants' compensation                                    131,276               86,999
Office administration                                         84,956               56,767
Office sales and consulting support                           27,287               15,910
Office depreciation                                            6,269                5,372
General sales and administration                              25,406               20,166
Depreciation and amortization                                  5,458                6,594
                                                         -----------          -----------

Total expenses                                               280,652              191,808
                                                         -----------          -----------

Income from operations                                        58,642               26,864

Net interest expense                                           3,299                2,334
                                                         -----------          -----------

Income before income taxes                                    55,343               24,530

Provision for income taxes                                    25,459               11,039

Minority interest in net income of subsidiaries                1,520                  602
                                                         -----------          -----------

Net income                                               $    28,364          $    12,889
                                                         ===========          ===========

Basic earnings per share                                 $      1.26          $      0.60
                                                         ===========          ===========

Diluted earnings per share                               $      1.16          $      0.56
                                                         ===========          ===========

Basic weighted average shares outstanding                 22,583,000           21,410,000
                                                         ===========          ===========

Diluted weighted average shares outstanding               24,377,000           23,021,000
                                                         ===========          ===========

                    The accompanying notes are an integral part of these
                       condensed consolidated financial statements.


                                             4

                                        Right Management Consultants, Inc.
                                  Condensed Consolidated Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)


                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------

                                                                                     2002                 2001
                                                                                     ----                 ----
Operating Activities:
  Net income                                                                       $  28,364           $  12,889
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                   11,965              11,966
      Deferred income taxes                                                             (407)               (578)
      Minority interest in net income of subsidiaries                                  1,520                 602
      Provision for doubtful accounts                                                  1,556               1,759
      Tax benefit from the exercise of stock options                                     938               1,296
      Stock option compensation                                                           42                 113
      Net foreign exchange gains on transactions                                        (904)               (124)
      Other non-cash items                                                               478                 669
      Changes in operating accounts, net of acquired businesses:
          Accounts receivable, trade and from Affiliates                              28,984             (36,663)
          Income taxes receivable                                                        -                 3,253
          Prepaid expenses and other assets                                           (4,140)              1,749
          Accounts payable                                                            (7,887)             (1,661)
          Accrued incentive compensation, benefits and other expenses                 (7,873)             20,130
          Fees payable to Affiliates and other liabilities                            (2,551)              2,234
          Deferred revenue                                                           (13,225)             20,674
                                                                                   ---------           ---------

  Net cash provided by operating activities                                           36,860              38,308
                                                                                   ---------           ---------

Investing Activities:
  Purchase of property and equipment                                                 (12,723)             (9,474)
  Acquisitions, net of cash acquired                                                (119,096)             (8,437)
  Increase in cash surrender value of
   company-owned life insurance                                                         (603)               (537)
                                                                                   ---------           ---------

  Net cash utilized in investing activities                                         (132,422)            (18,448)
                                                                                   ---------           ---------

Financing Activities:
  Borrowings under credit agreements                                                 135,432               8,359
  Payment of long-term debt and other obligations                                    (53,413)            (20,933)
  Termination value of swap agreements                                                   358                 -
  Debt commitment fees and other fees related to the New Credit Agreement             (3,516)                -
  Proceeds from stock issuances from the exercise of stock options                     1,499               3,131
                                                                                   ---------           ---------

  Net cash provided by (utilized in) financing activities                             80,360              (9,443)
                                                                                   ---------           ---------

Effect of exchange rate changes on cash and
 cash equivalents                                                                     (1,812)               (563)

(Decrease) increase in cash and cash equivalents                                     (17,014)              9,854

Cash and cash equivalents, beginning of period                                        48,655              13,157
                                                                                   ---------           ---------

Cash and cash equivalents, end of period                                           $  31,641           $  23,011
                                                                                   =========           =========


                                    The accompanying notes are an integral part
                              of these condensed consolidated financial statements.

                                                         5

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Right Management Consultants, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements
-----------------------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. At the time of an acquisition, using the criteria of SFAS No. 141, the Company will identify and recognize intangible assets separate from goodwill. The Company has applied SFAS No. 141 in its preliminary allocation of the purchase price for Coutts Consulting Group Limited ("Coutts") (see Note D). Accordingly, based on management's initial estimates in March 2002, a value of $23,970,000 was allocated to amortizable assets, primarily client lists. In September 2002, the Company adjusted this value to $17,600,000 based on a valuation using the income approach as prepared by an independent consulting firm.

Also effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes a new method of testing goodwill for impairment and requires this testing on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Pursuant to SFAS No. 142, the Company discontinued the amortization of its goodwill as of January 1, 2002, and completed its transitional impairment testing of its goodwill and found no indication of impairment. During the fourth quarter 2002, the Company will perform its annual impairment testing of its goodwill, including new acquisitions.

The Company's net income and earnings per share for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude goodwill amortization, was as follows:

                                                         (Dollars in Thousands Except Per Share Data)
                                                      Three Months                           Nine Months
                                                    Ended September 30,                   Ended September 30,
                                                  2002              2001               2002                 2001
                                                  ----              ----               ----                 ----
                                                       (Unaudited)                          (Unaudited)
Net income as reported                        $    8,569         $    4,357         $   28,364          $   12,889
Add back amortization of
   goodwill, net of tax                               --              1,211                 --               3,359
                                              ----------         ----------         ----------          ----------
Adjusted net income                           $    8,569         $    5,568         $   28,364          $   16,248
                                              ==========         ==========         ==========          ==========

Basic earnings per share as reported          $     0.38         $     0.20         $     1.26          $     0.60
Amortization of goodwill, net of tax                  --               0.06                 --                0.16
                                              ----------         ----------         ----------          ----------
Adjusted basic earnings per share             $     0.38         $     0.26         $     1.26          $     0.76
                                              ==========         ==========         ==========          ==========

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                   (Dollars in Thousands Except Per Share Data)
                                                    Three Months                   Nine Months
                                                 Ended September 30,           Ended September 30,
                                                2002            2001           2002           2001
                                                ----            ----           ----           ----
                                                    (Unaudited)                    (Unaudited)

Diluted earnings per share as reported          $0.35          $0.19          $1.16          $0.56
Amortization of goodwill, net of tax               --           0.05             --           0.15
                                                -----          -----          -----          -----
Adjusted diluted earnings per share             $0.35          $0.24          $1.16          $0.71
                                                =====          =====          =====          =====

Reclassifications
-----------------

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

During January 2002, the Company had an interest rate swap agreement in place, designated as a cash flow derivative, to effectively convert variable-rate debt to fixed-rate debt. Changes in the fair value of this cash flow derivative were recorded in accumulated other comprehensive income. The Company terminated this fixed interest rate swap agreement during the first quarter 2002.

Also during January 2002, the Company had two separate cross currency interest rate swap agreements in place in order to hedge the foreign currency risks associated with the Company's then 71% ownership in Right WayStation, Inc. ("Right WayStation"), its Japanese subsidiary, and to hedge against fluctuations in interest rates. The Company separated its accounting for one of these swap agreements into two components, a foreign currency derivative and an interest rate cash flow derivative. Changes in the foreign currency derivative and in the fair value of this cash flow derivative were recorded in accumulated other comprehensive income. Changes in the fair value of the other cross currency interest rate swap agreement were recorded directly to the current period earnings, as it did not qualify as a cash flow derivative. The Company terminated these cross currency interest rate swap agreements during the first quarter 2002.

Effective September 30, 2002, the Company entered into a fixed interest rate swap agreement in order to hedge against fluctuations in interest rates on borrowings under its New Credit

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Agreement (See Note F). Changes in the fair value of this derivative will be recorded to accumulated other comprehensive income, to the extent they are deemed "effective." The Company will account for this derivative by testing for ineffectiveness on a quarterly basis and recording any ineffectiveness directly to earnings.

At September 30, 2002, the Company has no derivatives recorded on its balance sheet.

NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

                                              Currency       Derivative and
                                            Translation    Hedging Instruments
                                            Adjustments      Gains (Losses)       Total
                                            -----------      --------------       -----

Balance at December 31, 2001                 $(7,625)          $  (806)          $(8,431)
Change in fair value of derivatives
         and hedging instruments,
         net of tax benefit                       --               (38)              (38)
Termination of derivatives
         and hedging instruments                (661)              844               183
Currency translation adjustment                7,333                --             7,333
                                             -------         -------             -------
Balance at September 30, 2002                $  (953)        $      --           $  (953)
                                             =======         =======             =======

During the first quarter of 2002, the effect of the Company's termination of its derivative and hedging instruments resulted in a charge to income of $183,000, which amount is included in general sales and administration expense for the nine months ended September 30, 2002 for the deferred losses related to the cumulative change in fair value of these cash flow derivatives over time.

The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been made on these foreign currency translation adjustments. Total comprehensive income, including the components of accumulated other comprehensive income, for the three months ended September 30, 2002 and 2001 was $9,075,000 and $5,567,000, respectively. Total comprehensive income, including the components of accumulated other comprehensive income, for the nine months ended September 30, 2002 and 2001 were $35,842,000 and $9,239,000, respectively. Total comprehensive income in 2002 reflects increased currency exchange rate fluctuations resulting from the weakening U.S. dollar as compared to foreign currencies.

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

On March 22, 2002, the Company completed its acquisition of all of the shares of Atlas Group Holdings Limited, the parent company of Coutts. Coutts is a London based career transition and organizational consulting firm with operations in Europe, Japan and Canada. The transaction was effective March 22, 2002.

The consideration paid for Coutts, including costs of the transaction, was approximately $107,949,000. Of this amount, $53,808,000 was paid in cash to the sellers and an aggregate of $5,432,000 was paid by the issuance of notes by one of the Company's subsidiaries to four individual sellers of Coutts' parent company shares. The notes are payable in seven years and bear interest at the rate of 4% per annum. Transaction costs, including legal fees and other professional fees related to the transaction totaled approximately $1,778,000. The Company also funded the repayment of approximately $44,791,000 of the pre-existing debt of Coutts' parent company and recorded approximately $2,140,000 in redundant costs related to office space and payroll. The purchase price allocation for this acquisition is tentative and is based upon information available at this time, and is subject to change. The Company acquired $4,383,000 in cash and cash equivalents in this acquisition.

Coutts owned a majority interest of 89% in its Japanese subsidiary at the time the Company acquired Coutts. In June 2002, the Company increased its ownership in the Coutts Japanese subsidiary to 93% in exchange of the payment of approximately $815,000 to certain minority interest shareholders. The Company then merged its two majority-owned subsidiaries in Japan, effective July 1, 2002, resulting in the Company's ownership of approximately 82% of the combined entity renamed Right Management Consultants - Japan, Inc.

During June, the Company completed its acquisition of the outstanding stock of five of Coutts' franchises in Canada, which had traded as "Murray Axmith". These acquisitions had an effective date of July 1, 2002 for financial reporting purposes, and were acquired for a combination of cash and future defined contingent payments. The total upfront cash paid as part of the purchase price for these acquisitions and related transaction costs totaled approximately $3,467,000. The Company acquired $1,039,000 in cash and cash equivalents from these acquisitions.

Effective July 1, 2002, the Company also purchased the outstanding shares of Assessment & Development Consult Holding B.V. ("ADC Consulting"), an organizational consulting firm with three offices in the Netherlands, for a combination of cash and future defined contingent payments. The total upfront cash paid as part of this purchase price and related transaction costs totaled $8,200,000. In addition to the purchase price, the Company committed to paying $1,000,000 in retention bonuses to key personnel of ADC Consulting over three years which will be expensed ratably over that period.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - ACQUISITIONS (Continued)

For the nine months ended September 30, 2002, the Company paid approximately $988,000 in earnouts related to acquisitions made in prior years which has been recorded as additional goodwill. At September 30, 2002, other accrued expenses on the Condensed Consolidated Balance Sheet includes $2,787,000 in estimated earnout payments for the fourth quarter 2002.

The following table represents the assets acquired and liabilities assumed to arrive at net cash paid for the acquisitions discussed above, as well as for earnout payments related to prior acquisitions, for the nine months ended September 30, 2002 and 2001.

                                                                           (Dollars in Thousands)
                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                           2002                2001
                                                                           ----                ----
Assets acquired:
Accounts receivable                                                     $  22,276           $   2,479
Prepaid expenses and other assets                                           3,320               3,957
Fixed assets                                                                4,030               2,452
Non-amortizable goodwill                                                  113,449              15,910
Amortizable intangibles                                                    18,728               1,650
Additional equity acquired in Japan                                         1,704                  --
Other non-current assets                                                    2,159               2,274
                                                                        ---------           ---------
                                                                          165,666              28,722
Less liabilities acquired:
Current portion of long-term debt                                              (4)             (1,054)
Accounts payable and accrued expenses                                     (19,940)             (3,580)
Deferred revenue                                                          (23,623)             (3,151)
Long-term debt                                                                (17)             (1,010)
                                                                        ---------           ---------
                                                                          (43,584)             (8,795)
Less payments made in 2000 for acquisitions effective in 2001                  --              (8,081)
Less Common Shares from treasury shares issued for acquisition                 --                (440)
Less minority shareholder interests in Japan                               (2,986)             (2,969)
                                                                        ---------           ---------
Cash paid for acquisitions, net of cash acquired                        $ 119,096           $   8,437
                                                                        =========           =========

As of September 30, 2002, the Company estimates that the aggregate amount of future contingent earnout payments related to completed acquisitions will range between $12,500,000 and $15,500,000.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - ACQUISITIONS (Continued)

The unaudited pro-forma results of operations for the three and nine months ended September 30, 2002 and 2001, reflecting the combined results of the Company and acquisitions made subsequent to January 1, 2001, as if the acquisitions had been consummated at the beginning of each period presented, and assuming no amortization of goodwill from those acquisitions in 2001, are as follows:

                                                       (Dollars in Thousands Except Share Data)
                                                Three Months                                Nine Months
                                             Ended September 30,                        Ended September 30,
                                          2002                 2001                2002                  2001
                                          ----                 ----                ----                  ----
                                                (Unaudited)                                (Unaudited)

Revenue                               $   116,204          $   104,063          $   370,631          $   303,047
                                      ===========          ===========          ===========          ===========

Income before income taxes            $    17,133          $     9,758          $    57,351          $    26,929
                                      ===========          ===========          ===========          ===========

Net income                            $     8,569          $     5,119          $    29,405          $    14,410
                                      ===========          ===========          ===========          ===========

Diluted earnings per share            $      0.35          $      0.22          $      1.21          $      0.63
                                      ===========          ===========          ===========          ===========

Diluted weighted average
number of shares outstanding           24,375,000           23,481,000           24,377,000           23,021,000
                                      ===========          ===========          ===========          ===========

The pro-forma amortization of goodwill for 2001 for the acquisitions made subsequent to January 1, 2001 would have been $1,841,000 and $5,609,000 for the three and nine months ended September 30, 2001, respectively. Had the pro-forma results of operations above for 2001 assumed this amortization of goodwill, the net income and diluted earnings per share would have been $4,125,000 and $0.18, respectively, for the three months ended September 30, 2001 and the net income and diluted earnings per share would have been $11,325,000 and $0.49, respectively, for the nine months ended September 30, 2001.

NOTE E - OTHER ASSETS

The increase in other assets on the Condensed Consolidated Balance Sheet at September 30, 2002 was due to an increase in deposits for leased office space in Japan, the addition of debt commitment fees on the Company's $180,000,000 credit agreement entered into on March 22, 2002 (See Note F), and an increase in the cash surrender value of the Company's life insurance policies for participants in its non-qualified supplemental executive retirement plan.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - DEBT AND OTHER OBLIGATIONS

Effective January 25, 2002, the Company terminated its fixed interest rate swap agreement, with an aggregate notional principal of $30,000,000. Effective the same day, the Company terminated two cross currency interest rate swap agreements related to its investment in Right WayStation, one with an aggregate notional principal of $8,000,000 and the other with a notional principal of $3,000,000. The Company received a net cash amount of $358,000 for the termination value and accrued interest related to these swap agreements. The Company also recorded a charge to income of $183,000 related to the deferred losses on the changes in the fair value of these cash flow derivatives, which had previously been recorded in accumulated other comprehensive income. (See Note C.)

On March 22, 2002, in connection with the Company's acquisition of Coutts, the Company entered into a Credit Agreement with a syndicate of banks including First Union National Bank, as Administrative Agent (the "New Credit Agreement"). The New Credit Agreement provides for a maximum $180,000,000 of total borrowings, consisting of a revolving loan commitment of $90,000,000 (the "Revolving Loan"), and a term loan of $90,000,000 (the "Term Loan"). The Revolving Loan and Term Loan are together referred to herein as the "Loans". The Loans require the Company to meet certain financial and non-financial covenants as defined in the New Credit Agreement which was filed as exhibit 10.26 in the Company's Form 10-K for the fiscal year ended December 31, 2001.

Initial proceeds from the Loans of $130,000,000 together with Company cash were used to finance the Coutts acquisition and repay the Company's outstanding indebtedness of $41,038,000 under its previous credit agreement which has been terminated. The Company may borrow, repay and re-borrow funds during the five-year term of the Revolving Loan, subject to the financial covenants of the New Credit Agreement. As of September 30, 2002, approximately $24,751,000 remained available under the Revolving Loan. Future borrowings under the Revolving Loan will be used to finance working capital and other general corporate purposes, including permitted acquisitions. The Term Loan provides for equal, mandatory principal repayments made quarterly over its five-year term, and provides for additional voluntary prepayments during its term as defined in the New Credit Agreement. During the third quarter 2002, the Company made a mandatory principal payment of $4,500,000 under the Term Loan and a voluntary principal payment of $3,000,000 under the Revolving Loan. The principal balance outstanding under the Loans as of September 30, 2002 was $118,000,000, of which $18,000,000 was included in the current portion of long term debt based on the mandatory principal payments.

The Loans are secured by a pledge of substantially all of the tangible and intangible assets of the Company, including the pledge of shares of certain principal subsidiaries. Under the New Credit Agreement, future acquisitions may be subject to certain dollar amount limits. As of September 30, 2002, the remaining annual limit for permitted acquisitions was approximately $6,800,000.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - DEBT AND OTHER OBLIGATIONS (Continued)

Interest on the Loans is variable and will be determined by London interbank offered rates (LIBOR) plus a margin ranging from 1.50% to 2.25% based on the relationship of funded debt to the Company's EBITDA, as defined in the New Credit Agreement. Alternatively, the interest on the Loans will be determined by the greater of prime or the Federal Funds Effective Rate plus one half of 1% plus a margin of up to 0.75% based on the relationship of funded debt to the Company's EBITDA, as defined in the New Credit Agreement. The weighted average interest rate on the loans for the third quarter of 2002 was 4.20%.

In connection with the acquisition of Coutts, the Company issued loan notes for an aggregate of $5,432,000, and recorded the notes in the current portion of long-term debt. The notes are payable in seven years and bear interest at the rate of 4% per annum. Provisions of these loan notes allow the note-holders to redeem the notes after six months of the issuance date of the notes. (See Note D.)

Effective September 30, 2002, the Company entered into a fixed interest rate swap agreement with a termination date of March 22, 2007 for purposes of hedging against interest rate fluctuations on a portion of its Term Loan. The swap agreement is for a notional principal of $40,500,000 with scheduled reductions in notional principal of $2,250,000 each quarter over the life of the swap. Under the terms of this swap agreement, the Company pays interest at a fixed rate of 2.815% plus a margin ranging from 1.50% to 2.25%, and its lenders pay the Company interest at 90-day LIBOR. With an effective date of September 30, 2002, the swap had no impact on the financial statements for the third quarter 2002.

NOTE G - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for September 30, 2002 and 2001 are as follows:

                                     For the three months                             For the three months
                                   ended September 30, 2002                         ended September 30, 2001
                                   ------------------------                         ------------------------
                           Income           Shares              EPS         Income            Shares                 EPS
                           ------           ------              ---         ------            ------                 ---
Basic EPS:
Net income               $8,569,000        22,646,000        $   0.38     $4,357,000        21,743,000        $        0.20
                                                             ========                                         =============
Impact of options               ---         1,729,000                            ---         1,738,000
                         ----------        ----------                     ----------        ----------

Diluted EPS:
Net income               $8,569,000        24,375,000        $   0.35     $4,357,000        23,481,000        $        0.19
                         ==========        ==========        ========     ==========        ==========        =============

                          RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - EARNINGS PER SHARE (Continued)

                                        For the nine months                              For the nine months
                                     ended September 30, 2002                          ended September 30, 2001
                                     ------------------------                          ------------------------
                            Income             Shares           EPS            Income             Shares           EPS
                            ------             ------           ---            ------             ------           ---
Basic EPS:
Net income               $28,364,000         22,583,000        $1.26        $12,889,000         21,410,000        $0.60
                                                               =====                                              =====
Impact of options                ---          1,794,000                             ---          1,611,000
                         -----------         ----------                     -----------         ----------
Diluted EPS:
Net income               $28,364,000         24,377,000        $1.16        $12,889,000         23,021,000        $0.56
                         ===========         ==========        =====        ===========         ==========        =====


For the three and nine months ended September 30, 2002, outstanding options to purchase 26,250 of Company Common Shares at an option exercise price of $17.60 per share were excluded from the computation of diluted EPS, as the exercise price of these options was greater than the average market price of the Common Shares. For the three and nine months ended September 30, 2001, outstanding options to purchase 298,123 and 311,623 shares, respectively, of Company Common Shares at option exercise prices ranging from $8.44 to $10.67 per share were excluded from the computation of diluted EPS, as the exercise price of these options was greater than the average market price of the Common Shares.

As of September 30, 2002 and 2001, the Company's majority-owned Japanese subsidiary has stock options and warrants outstanding that are convertible into shares of this subsidiary's company stock. The dilutive impact of these stock options and warrants is immaterial to earnings per share for the three and nine months ended September 30, 2002 and 2001.

NOTE H - SHAREHOLDERS' EQUITY

Effective on October 15, 2002, Common Shares of the Company split into three shares for every two shares outstanding. The stated par value per share of the Common Shares was not changed from its existing amount of $0.01 per share. In conjunction with this stock split, the Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the amount of authorized shares of Common Stock by 15,000,000 to a total of 45,000,000 Common Shares authorized. All share and per share amounts referred to in the Condensed Consolidated Financial Statements and Notes thereto have been restated to reflect this split.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE I - SEGMENTS

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

The Company's operations are segregated into two lines of business: career transition and organizational consulting. The Company operates these lines of business across the geographic areas of the United States, Canada, Europe, Asia-Pacific, Japan and Brazil. These operations offer some different services and require different marketing strategies. Career transition offers support for organizations separating employees, including assistance in handling the initial difficulties of termination, identifying continuing career goals and options, and aiding in developing skills for the search for a new job. Organizational consulting offers companies assistance in the areas of organizational performance, leadership development and talent management. With more than 300 service locations worldwide, the Company manages operations by geographic areas to enhance global growth and establish major accounts with global clients. The Company primarily delivers its services to mid-size and large companies, with no concentration in specific companies or industries.

Summarized operations of each of the Company's geographic areas as of September 30, 2002 and 2001 and for the three and nine months then ended are presented below.


                                                                (Dollars in Thousands)

                                                                             Asia-
September 30, 2002            U.S.           Canada         Europe          Pacific          Japan          Brazil      Consolidated
------------------            ----           ------         ------          -------          -----          ------      ------------

Identifiable assets        $118,989        $ 22,830        $210,395        $ 13,293        $ 38,652        $  2,030       $406,189
                           ========        ========        ========        ========        ========        ========       ========

September 30, 2001
------------------

Identifiable assets         129,201          17,225          38,278          12,743          22,763           1,874        222,084
                           ========        ========        ========        ========        ========        ========       ========

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE I - SEGMENTS (Continued)
                                                              (Dollars in Thousands)
For the three
months ended                                                               Asia-
September 30, 2002               U.S.        Canada        Europe         Pacific        Japan        Brazil     Consolidated
------------------               ----        ------        ------         -------        -----        ------     ------------

Revenue                       $ 51,663      $  7,974      $ 32,078       $  5,347      $ 18,453      $    689      $116,204
                              ========      ========      ========       ========      ========      ========      ========

Operating
income (1)                       6,471         2,363         1,758          1,349         6,469           138        18,548
                              ========      ========      ========       ========      ========      ========      ========

Depreciation and
Amortization                     2,158           142         1,475            267           240            21         4,303
                              ========      ========      ========       ========      ========      ========      ========

Capital expenditures (2)         2,310           889         1,192             35           336            37         4,799
                              ========      ========      ========       ========      ========      ========      ========

For the three
months ended
September 30, 2001
------------------

Revenue                         52,947         7,303         7,151          4,178         5,862           330        77,771
                              ========      ========      ========       ========      ========      ========      ========

Operating
income (loss) (1)                5,624         3,352        (1,820)         1,221           294           327         8,998
                              ========      ========      ========       ========      ========      ========      ========

Depreciation and
Amortization                     2,553           242           652            374           272            20         4,113
                              ========      ========      ========       ========      ========      ========      ========

Capital expenditures (2)         1,221            64            88            107            --             4         1,484
                              ========      ========      ========       ========      ========      ========      ========


For the nine
months ended
September 30, 2002
------------------

Revenue                        177,071        20,540        84,159         15,081        39,933         2,510       339,294
                              ========      ========      ========       ========      ========      ========      ========

Operating
income (1)                      29,935         7,051         5,668          3,792        11,516           680        58,642
                              ========      ========      ========       ========      ========      ========      ========

Depreciation and
Amortization                     6,178           304         3,923            593           671            58        11,727
                              ========      ========      ========       ========      ========      ========      ========

Capital expenditures (2)         7,322         1,100         3,038            279           706           278        12,723
                              ========      ========      ========       ========      ========      ========      ========

(1) The operating income reported for the U. S. segment includes total general sales and administration expenses and applicable depreciation and amortization expenses reported on the Condensed Consolidated Statements of Operations.

(2) The capital expenditures reported exclude fixed assets acquired from acquisitions.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE I - SEGMENTS (Continued)

                                                               (Dollars in Thousands)
For the nine
months ended                                                             Asia-
September 30, 2001               U.S.        Canada        Europe       Pacific         Japan        Brazil     Consolidated
------------------               ----        ------        ------       -------         -----        ------     ------------

Revenue                       $146,343      $ 17,648      $ 25,197      $ 11,328      $ 16,701      $  1,455      $218,672
                              ========      ========      ========      ========      ========      ========      ========

Operating
income (1)                      15,790         6,883            32         2,497         1,410           252        26,864
                              ========      ========      ========      ========      ========      ========      ========

Depreciation and
Amortization                     7,555           727         1,689         1,020           901            74        11,966
                              ========      ========      ========      ========      ========      ========      ========

Capital expenditures (2)         8,308           309           303           189           351            14         9,474
                              ========      ========      ========      ========      ========      ========      ========

(1) The operating income reported for the U. S. segment includes total general sales and administration expenses and applicable depreciation and amortization expenses reported on the Condensed Consolidated Statements of Operations.

(2) The capital expenditures reported exclude fixed assets acquired from acquisitions.

Revenues and expenses of the Company's lines of business for Company offices, excluding the total general sales and administration expenses and depreciation and amortization expenses ("G & A Expenses") and Affiliate royalties, are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Revenue and Company office operating income for each of the Company's lines of business in the aggregate for the three and nine months ended September 30, 2002 and 2001 are as follows:


                                                  (Dollars in Thousands)

                               For the three months                     For the nine months
                                ended September 30,                      ended September 30,
                                -------------------                      -------------------

                          Career                                   Career
                       Transition    Consulting   Consolidated   Transition    Consulting   Consolidated
                       ----------    ----------   ------------   ----------    ----------   ------------
2002
----
Company office
  revenue               $ 96,417      $ 18,218      $114,635      $282,881      $ 51,126      $334,007
                        ========      ========      ========      ========      ========      ========

Company office
  operating income      $ 25,129      $    641      $ 25,770      $ 81,710      $  2,509      $ 84,219
                        ========      ========      ========      ========      ========      ========

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE I - SEGMENTS (Continued)


                                                  (Dollars in Thousands)

                             For the three months                        For the nine months
                              ended September 30,                        ended September 30,
                              -------------------                        -------------------
                      Career                                     Career
                    Transition    Consulting    Consolidated   Transition    Consulting    Consolidated
                    ----------    ----------    ------------   ----------    ----------    ------------
2001
----
Company office
  revenue            $ 64,581      $ 11,535       $ 76,116      $175,741      $ 37,725       $213,466
                     ========      ========       ========      ========      ========       ========

Company office
  operating
  income (loss)      $ 19,105      ($ 1,627)      $ 17,478      $ 49,102      ($   684)      $ 48,418
                     ========      ========       ========      ========      ========       ========



NOTE J - SUBSEQUENT EVENTS

The Company has signed a letter of intent to acquire the additional 49% minority interest in its Spanish subsidiary, Right Glenoit, bringing the Company's total ownership to 100%. This transaction is expected to be completed during the first quarter 2003 with an effective date of January 1, 2003.

On October 24, 2002, the Company's Board of Director's approved the Company's action to file an application for listing of its Common Stock on the New York Stock Exchange. The Company expects its Common Stock to begin trading on the NYSE on November 18, 2002 under the stock symbol "RHT." Until that time, the Common Stock will continue trading on the Nasdaq National Market as "RMCI".

During October and November 2002, three of the individual sellers of Coutts who held loan notes issued by the Company as part of the purchase price (see note
D), called on their loan notes. The total paid by the Company to the note holders, including interest and net of taxes, was approximately $2,635,000. Of this total, approximately $2,039,000 was paid to Mr. Stephen Johnson, a Director of the Company. These loan notes are included in the current portion of long-term debt and other obligations on the Company's Condensed Consolidated Balance Sheet at September 30, 2002.

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

Revenue Recognition
-------------------

The Company recognizes revenue in its career transition line of business under the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 generally provides that revenue for time-based services be recognized over the average length of the services being provided. For its organizational consulting line of business, the Company generally bills and recognizes consulting contract revenue upon the performance of its obligations under consulting service contracts. Therefore, organizational consulting services typically do not generate deferred revenue. For its career transition line of business, the Company recognizes revenue on a straight-line basis over the average length of time it takes candidates to find jobs based on statistically valid data for the specific type of program. If statistically valid data is not available, then the Company recognizes career transition revenue on a straight-line basis over the nominal life of the agreements.

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

The significant factors impacting deferred revenue are the type of programs sold, the level of current billings for new programs and projects, and the average length of its programs. Over time, an increasing volume of new billings will result in higher amounts of deferred revenue, while decreasing levels of new billings will result in lower amounts of deferred revenue. Similarly, an increase in the length of time programs remain open will decrease the deferred revenue recognized into income, while a decrease in the length of time programs remain open will increase the deferred revenue recognized into income.

Valuation of Intangible Assets and Goodwill
-------------------------------------------

SFAS No. 141, "Business Combinations," requires the use of the purchase method of accounting for all business combinations and broadens the criteria for recording intangible assets separate

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

from goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other intangible assets determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. The Company has applied SFAS No. 141 in its preliminary allocation of the purchase price for Coutts. Based on a valuation done by an independent consulting firm, a value of $17,600,000 was estimated and allocated to amortizable intangible assets, primarily client lists. The valuation of these amortizable intangible assets required the Company and the consulting firm to use judgment. Non-amortizable goodwill of $103,102,000 related to the acquisition of Coutts and the purchase of additional ownership in its Japanese subsidiary was also recorded. The purchase price allocation for this acquisition is tentative and is based upon information available at this time, and is subject to change. The annual impairment testing required by SFAS No. 142 will require the Company to use its judgement and estimates about market conditions and operational performance of acquired businesses.

Results of Operations
---------------------

The following table sets forth results of operations for the three and nine months ended September 30, 2002 and 2001. This discussion and analysis should be read together with the condensed consolidated financial statements and accompanying notes thereto.

                                                                 (Dollars in Thousands)
                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                          --------------------------------     -------------------------------
                                               2002              2001              2002              2001
                                               ----              ----              ----              ----
Company office revenue                       $114,635          $ 76,116          $334,007          $213,466
Company office expenses                        88,865            58,638           249,788           165,048
                                             --------          --------          --------          --------
    Company office operating income            25,770            17,478            84,219            48,418
Affiliate royalties                             1,569             1,655             5,287             5,206
General sales and administration                6,811             7,824            25,406            20,166
Depreciation and amortization                   1,980             2,311             5,458             6,594
Interest expense, net                           1,415               613             3,299             2,334
                                             --------          --------          --------          --------
    Income before income taxes                 17,133             8,385            55,343            24,530
Provision for income taxes                      7,882             3,840            25,459            11,039
Minority interest in net
     income of subsidiaries                       682               188             1,520               602
                                             --------          --------          --------          --------
Net income                                   $  8,569          $  4,357          $ 28,364          $ 12,889
                                             ========          ========          ========          ========

Third Quarter 2002 Compared to Third Quarter 2001
-------------------------------------------------

For the three months ended September 30, 2002, revenue generated by Company offices increased by 51%, or $38,519,000, from the corresponding quarter in 2001. This increase is due to $34,696,000 in incremental revenues from acquisitions consummated subsequent to the third quarter 2001, and to a same office revenue increase of 5%, or $3,823,000.

Career transition revenue generated by Company offices for the three months ended September 30, 2002, increased by 49%, or $31,836,000, from the same period in the prior year. This career

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

transition revenue increase is due to $30,257,000 in incremental revenues from acquisitions and a same office revenue increase of 2%, or $1,579,000.

Organizational consulting revenue generated by Company offices for the three months ended September 30, 2002, increased by 58%, or $6,683,000, from the same period in the prior year. This increase includes $4,439,000 in incremental revenues from acquisitions. The organizational consulting same office revenue increased 20%, or $2,244,000.

For the three months ended September 30, 2002, Affiliate royalties decreased 5%, or $86,000, from the corresponding quarter in 2001.

For the three months ended September 30, 2002, total Company office expenses increased 52% or $30,227,000, from the corresponding quarter in 2001. This increase is due primarily to incremental costs from acquisitions of $29,335,000, consummated subsequent to the third quarter 2001, and due to increases in sales payroll, rent expense and advertising costs.

Company office operating income for the three months ended September 30, 2002 was $25,770,000 with a Company office margin of 22%, compared to operating income of $17,478,000 and a margin of 23% for the same quarter in the prior year. The increase in Company office operating income is primarily due to a higher volume of career transition revenue in 2002 as compared to 2001. Additionally, higher profit margins in the organizational consulting business and incremental profits of $6,090,000 from acquisitions consummated subsequent to the third quarter 2001 contributed to this increase in operating income.

For the three months ended September 30, 2002, general sales and administration expenses and depreciation and amortization expenses, ("G & A Expenses") decreased 13%, or $1,344,000, as compared to the same quarter in the previous year. This decrease is due to less incentive costs in the current year, a decrease in the provision for uncollectible accounts and less amortization expense in the current year due to the adoption of SFAS No. 142 on January 1, 2002 that eliminates amortization of goodwill (See Note A in the Notes to the Condensed Consolidated Financial Statements). This decrease is partially offset by $630,000 in expenses recorded in the third quarter 2002 related to a planned public offering of the Company's Common Stock that was withdrawn during the third quarter. G & A Expenses as a percentage of total revenue were 8% and 13% for the third quarter 2002 and 2001, respectively.

Net interest expense for the three months ended September 30, 2002 increased $802,000 as compared to the same period in the prior year. The increase is due to a higher principal balance in the current year, resulting from borrowings to fund the acquisition of Coutts, partially offset by lower effective interest rates.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

The minority interest in net income of subsidiaries for the three months ended September 30, 2002 was $682,000 for the minority interests related to Right Management Consultants - Japan, Right Saad Fellipelli and Coaching in Brazil and Right Glenoit in Spain. The minority interest in net income of subsidiaries for the three months ended September 30, 2001 was $188,000 for the minority interests related to Right WayStation in Japan and Right Saad Fellipelli and Coaching in Brazil. The minority interest expense related to the Company's Japanese subsidiary increased in the current year due to the addition of Coutts and significantly higher net income in that geography.

The Company's effective tax rates for the three months ended September 30, 2002 and 2001 were consistent at 46%.

First Nine Months of 2002 Compared to the First Nine Months of 2001
-------------------------------------------------------------------

For the nine months ended, September 30, 2002, revenue generated by Company offices increased 56% or $120,541,000, from the corresponding period in 2001. Incremental revenues from acquisitions consummated subsequent to the third quarter of 2001 totaled $69,517,000, and same office revenue increased 24% or $51,024,000 for the nine months ended September 30, 2002, as compared to the corresponding period in 2001.

Career transition revenue generated by Company offices for the nine months ended September 30, 2002, increased by 61%, or $107,140,000, from the same period in the prior year. This career transition revenue increase is due to $59,193,000 in incremental revenues from acquisitions and a same office revenue increase of 27%, or $47,947,000. The same office revenue increase reflects a higher volume of business across all geographic locations.

Organizational consulting revenue generated by Company offices for the nine months ended September 30, 2002, increased by 36%, or $13,401,000, from the same period in the prior year. This increase includes $10,324,000 in incremental revenues from acquisitions, a majority of which was attributable to Coutts' European operations. Organizational consulting same office revenue increased 8%, or $3,077,000.

For the nine months ended September 30, 2002, Affiliate royalties were flat as compared to the corresponding period in 2001.

For the nine months ended September 30, 2002, total Company office expenses increased 51% or $84,740,000 from the corresponding period in 2001. This increase is due primarily to incremental costs from acquisitions consummated subsequent to the third quarter 2001, totaling $60,409,000, and to increases in sales payroll, outside staffing costs to deliver services, rent expense and incentive costs.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Company office operating income for the nine months ended September 30, 2002 was $84,219,000 with a Company office margin of 25%, compared to operating income of $48,418,000 and a margin of 23% for the same period in the prior year. The increase in Company office operating income is due to the aforementioned increase in career transition revenues in 2002 as compared to 2001, leveraged across the Company's fixed and managed variable cost structure. This increase is also due to incremental profits from acquisitions consummated subsequent to December 31, 2000 of $9,836,000.

For the nine months ended September 30, 2002, G & A Expenses increased $4,104,000 from the same period in the prior year. This increase in 2002 is due primarily to higher incentive costs and payroll costs, Company matches on employee benefit plans, and costs of $630,000 related to the planned public offering of the Company's Common Stock that was withdrawn during the third quarter 2002. This increase is offset by a decrease in amortization expense due to the adoption of SFAS No. 142 on January 1, 2002 (See Note A in the Notes to the Condensed Consolidated Financial Statements) and a decrease in translation expense resulting from the weakening U.S. dollar relative to foreign currencies. G & A Expenses as a percentage of total revenue were 9% and 12% for the nine months ended September 30, 2002 and 2001, respectively.

Net interest expense for the nine months ended September 30, 2002 increased $965,000 as compared to the same period in the prior year. The increase is due to the aforementioned higher principal balance in the current year, resulting from borrowings to fund the acquisition of Coutts, partially offset by lower effective interest rates in the current year.

The minority interest in net income of subsidiaries for the nine months ended September 30, 2002 was $1,520,000 for the minority interests related to Right Management Consultants - Japan, Right Saad Fellipelli and Coaching in Brazil and Right Glenoit in Spain. The minority interest in net income of subsidiaries for the nine months ended September 30, 2001 was $602,000 for the minority interests related to Right WayStation in Japan and Right Saad Fellipelli and Coaching in Brazil. The increase is attributable to improved operating results from these entities and the addition of Coutts in Japan.

The Company's effective tax rates for the nine months ended September 30, 2002 and 2001 were 46% and 45%, respectively.

Capital Resources and Liquidity
-------------------------------

As of September 30, 2002 and December 31, 2001, the Company had cash and cash equivalents of $31,641,000 and $48,655,000, respectively. The decrease in cash is primarily a result of paying bonuses to employees in the first quarter 2002 that related to 2001 performance and the funding of acquisitions out of operating cash. As of September 30, 2002, the Company had a working capital deficit of $47,631,000 due principally to $74,608,000 of deferred revenue and $23,824,000 of current debt. Deferred revenue is eventually recognized into income over time,

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

with no cash utilization. At December 31, 2001, the Company had positive working capital of $10,953,000.

Net cash provided by operating activities amounted to $36,860,000 and $38,308,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash provided by operating activities in the current year, despite higher net income, is a result of higher 2001 bonuses paid to employees in the first quarter 2002, as compared to the same period last year, partially offset by decreased working capital required for other operating assets and liabilities. In particular, the Company experienced better collections of its accounts receivable in 2002, but also provided more deferred revenue in the current year than it did for the same period in the prior year.

Net cash utilized in investing activities amounted to $132,422,000 and $18,448,000 for the nine months ended September 30, 2002 and 2001, respectively. This increased investment activity is primarily the result of the acquisitions of Coutts, ADC Consulting, and the five Murray Axmith Canadian franchisees of Coutts. These acquisitions, in particular Coutts, solidifies the Company's position as a leading provider of career transition and organizational consulting services with the addition of significant operations in the United Kingdom, France, Belgium and Japan. In addition, Coutts has operations in Germany, Ireland, Italy and Switzerland, four countries in which the Company did not have Company-owned operations prior to the acquisition, and it adds additional volume to the Company's existing businesses in the Netherlands, Spain and Canada. (See Note D to the Notes to the Condensed Consolidated Financial Statements.)

Net cash provided by financing activities amounted to $80,360,000 for the nine months ended September 30, 2002 and net cash utilized in financing activities amounted to $9,443,000 for the nine months ended September 30, 2001. The financing activity for 2002 was primarily the result of a New Credit Agreement under which the Company borrowed $130,000,000 to finance the Coutts acquisition and to repay outstanding indebtedness of $41,038,000 under a prior credit agreement that has been terminated. In connection with the Coutts acquisition, the Company also issued loan notes to four individual sellers of Coutts for an aggregate of $5,432,000. In connection with the New Credit Agreement, the Company also incurred debt commitment fees and other fees related to its New Credit Agreement in the current year. (See Notes D and F in the Notes to the Condensed Consolidated Financial Statements).

As of September 30, 2002, the Company had approximately $24,751,000 available under the Revolving Loan of the New Credit Agreement. Future borrowings under the Revolving Loan will be used to finance working capital and other general corporate purposes, including permitted acquisitions.

During the second quarter 2002, the Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of 3,000,000 shares of Common Stock with two selling shareholders offering an additional 850,000 shares of Common Stock. Proceeds from the

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

offering were to be used to make principal payments under the New Credit Agreement, as defined in this Credit Agreement. In September 2002, the Company withdrew this Registration Statement due to unfavorable equity market conditions. The Company incurred costs of $630,000 related to this offering that were expensed in G & A Expenses on its Condensed Consolidated Statement of Operations during the third quarter of 2002.

The Company anticipates that its cash generation and borrowing capacity will be sufficient to service its existing debt, outstanding commitments and to maintain Company operations at current levels for the foreseeable future. However, operating cash flows could be impacted by a prolonged decrease in the demand for the Company's services. The Company will continue to consider acquisitions and other expansion opportunities as they arise, subject to access to capital on terms acceptable to the Company. The economics of a proposed acquisition, the provisions of permitted acquisitions under the New Credit Agreement, strategic implications and other circumstances justifying the expansion will be key factors in determining the amount and type of resources the Company will commit to future acquisitions.

As of September 30, 2002, the Company's obligations and commitments include bank debt commitments, loan notes to the sellers of Coutts, office leases and equipment leases. For the periods subsequent to September 30, 2002, the aggregate maturities on these obligations are as follows:

                                                        (Dollars in Thousands)
                                               Less than                                                After
                               Total             1 Year          1-3 Years         4-5 Years           5 Years
                               -----             ------          ---------         ---------           -------

Bank debts &
     loan notes               $123,585          $ 23,585          $ 36,000          $ 36,000          $ 28,000

Capital leases                   $ 634             $ 239             $ 395               $ -               $ -

Office &
    equipment leases          $154,355          $ 26,970          $ 49,981          $ 38,441          $ 38,963

As of September 30, 2002, the Company estimates that the aggregate amount of future contingent earnout payments related to completed acquisitions will range between $12,500,000 and $15,500,000.

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

                                 PART I - ITEM 3
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS

As of September 30, 2002, the Company had letters of credit totaling $7,312,000, of which $5,432,000 guarantees the fixed rate loan notes to the sellers of Coutts, and an aggregate notional principal of $118,000,000 outstanding under its New Credit Agreement, that bears interest at variable rates. Based upon the variable rate debt and including fixed interest rate swaps in place at any time during the year, a 100 basis point (1.0%) increase in interest rates on variable rate debt would increase interest expense for the three and nine months ended September 30, 2002 by $339,000 and $757,000 respectively.

Effective September 30, 2002, the Company entered into a fixed interest rate swap agreement with a termination date of March 22, 2007 for purposes of hedging against interest rate fluctuations on a portion of its Term Loan. The swap agreement is for a notional principal of $40,500,000 with scheduled reductions in notional principal of $2,250,000 each quarter over the life of the swap. Under the terms of this swap agreement, the Company pays interest at a fixed rate of 2.815% plus a margin ranging from 1.50% to 2.25%, and its lenders pay the Company interest at a 90-day LIBOR. As this swap is effective September 30, 2002, it had no impact on the financial statements for the third quarter 2002.

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. If the foreign currency exchange rates strengthen relative to the U.S. dollar the result would be income to the Company and an increase in cash flow. Likewise, if the foreign currency exchange rates weaken relative to the U.S. dollar the result would be a loss to the Company and a decrease in cash flow. Historically the Company has not anticipated any material currency risk to its business or financial condition resulting from other currency fluctuations. The Company monitors the consensus outlook for the Pound Sterling, the Euro and the Japanese Yen as its principal foreign currency exposures. From time to time, the Company may consider entering into foreign currency hedge derivatives to the extent of its perceived exposure to foreign currency exchange rate fluctuation risk.

                                 PART I - ITEM 4
                             CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the three months ended September 30, 2002.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a.   Exhibits:

                    10.27 - Amendment to the Articles of Incorporation of the Company to increase the amount of authorized shares of Common Stock by 15,000,000 to a total of 45,000,000 Common Shares authorized.

          b. The Company filed one Form 8-K during the period of July 1, 2002 to September 30, 2002 as follows:

                    - On September 18, 2002 the Company filed a Form 8-K for the 3-for-2 Common Stock split, effective on October 15, 2002, through a 50% stock dividend, for shareholders of record as of October 1, 2002. In addition, the Company included in this Form 8-K that it was withdrawing its Registration Statement on Form S-3 for a 3,850,000 share offering that was filed with the Securities and Exchange Commission on June 4, 2002, and amended on June 17, 2002 and June 25, 2002. The Form 8-K also included the Company's third quarter earnings release date.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHT MANAGEMENT CONSULTANTS, INC.


        BY:/S/ RICHARD J. PINOLA                    November 12, 2002
           ---------------------------------        -----------------
        Richard J. Pinola                                 Date
        Chairman and Chief Executive Officer


        BY :/S/ CHARLES J. MALLON                   November 8, 2002
           ---------------------------------        -----------------
        Charles J. Mallon                                 Date
        Chief Financial Officer and
        Principal Accounting Officer

                                  CERTIFICATION
                                  -------------

I, Richard J. Pinola, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Right Management Consultants, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report;

4. Our other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and have:

         a. designed such disclosure controls and procedures to ensure that material information, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Our other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weakness in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6. Our other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 12, 2002            BY:/S/ RICHARD J. PINOLA
                                               ---------------------------------
                                            Name:  Richard J. Pinola
                                            Title: Chairman and Chief Executive
                                                   Officer

                                  CERTIFICATION
                                  -------------

I, Charles J. Mallon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Right Management Consultants, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report;

4. Our other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and have:

         a. designed such disclosure controls and procedures to ensure that material information, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Our other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weakness in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6. Our other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002            BY :/S/ CHARLES J. MALLON
                                                --------------------------------
                                                Name: Charles J. Mallon
                                                Title: Chief Financial Officer
                                                       and Principal Accounting
                                                       Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
      --------------------------------------------------------------------

The undersigned chief executive officer and chief financial officer of Right Management Consultants, Inc., to the best of their knowledge, do hereby certify that this Quarterly Report of Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended, and that the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Right Management Consultants, Inc. at the dates and for the periods shown in such Report.

     BY:/S/ RICHARD J. PINOLA                    November 12, 2002
        -----------------------------------      -----------------
     Richard J. Pinola                                 Date
     Chairman and Chief Executive Officer


     BY :/S/ CHARLES J. MALLON                   November 8, 2002
        -----------------------------------      -----------------
     Charles J. Mallon                                 Date
     Chief Financial Officer and
     Principal Accounting Officer