Form 10-K
period 2002-12-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 2003-03-31
CIK 802806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X    Annual Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
--   Act of 1934 for the fiscal year ended December 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant using the closing stock price as of June 28, 2002 was $245,074,000. The number of shares outstanding of the registrant's Common Shares as of March 18, 2003 was 22,687,459.

                       DOCUMENTS INCORPORATED BY REFERENCE


Parts I,   Portions of the Company's 2002 Annual Report to Shareholders for the
II & IV    fiscal year ended December 31, 2002.


Part III Portions of the Company's definitive proxy statement with respect to its 2003 Annual Meeting of Shareholders to be held on May 1, 2003.

                                     PART I
                                     ------

The terms "company" and "we" are used to refer collectively to the parent company, Right Management Consultants, Inc., and its wholly-owned and majority-owned subsidiaries through which we conduct our business.

Item 1: Business

                                COMPANY OVERVIEW

We are a leading global provider of career transition services and organizational consulting services. We were founded in 1980 as a local executive career transition services firm and since then we have grown to offer a full spectrum of services to meet the global workforce management needs of our clients and their employees. Based on revenues, we believe that we are the largest provider of career transition services in each of North America, Europe and Asia (excluding Japan), and the second-largest provider in Japan. We provide our services to clients from approximately 300 offices in 35 countries. For the year ended December 31, 2002, we generated approximately 50% of our revenues from the United States, 27% from Europe, 12% from Japan, 6% from Canada, 4% from the Asia-Pacific region (excluding Japan) and 1% from Brazil.

Our operations are divided into two lines of business: career transition and organizational consulting services. The career transition segment provides services on both an individual and group basis to employees who have been displaced from their employment. The organizational consulting segment provides services to companies that require assistance in organizational performance, leadership development and talent management.

For detailed financial information regarding our business segments and geographic areas, refer to Note M, "Segments", in the Company's Notes to the Consolidated Financial Statements contained in the our 2002 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report on Form 10-K (this "Report"). Such financial information is responsive to Item 101 (b) and (d), respectively, of Regulation S-K and is incorporated by reference herein.

Our customers consist primarily of mid-size and large industrial and service companies across a broad range of industries. We are retained by corporate clients to provide our services to individuals and our fees are paid exclusively by employers on behalf of their employees. We do not offer our services directly to individuals for purchase.


We believe that our global presence, operating history, strong reputation and brand recognition, long-standing client relationships and innovative technology-based career management and organizational consulting solutions provide us with significant competitive advantages. We focus on delivering value-added services that help our clients effectively manage the human side of change, whether offering assistance to individuals or groups of employees displaced from employment, or providing solutions that assist clients to manage the evolving performance, leadership and talent management needs of their workforces.

THE MARKET FOR CAREER TRANSITION AND ORGANIZATIONAL CONSULTING SERVICES

Career transition services

Career transition services offer assistance to individuals or groups of employees displaced from employment. Services range from advising employers on severance packages to assisting displaced employees with resume writing, networking and interviewing. Services to displaced employees are provided in individual or group programs. Managerial-level employees generally receive longer-term, individual services, while less-senior employees receive shorter-term, group-based services. Programs frequently begin with the displaced employee receiving counseling immediately after the layoff notification, followed by a combination of classroom training, support services and web-based tools to guide them along the remainder of their career transition process.


International Data Corporation estimates that the market for career transition services in North America was approximately $1.8 billion in 2000 and will reach $2.5 billion by 2005, which represents a compound annual growth rate of 6.6%. These services have become increasingly common as part of comprehensive employee benefits packages in North America, where displaced employees feel entitled to some career transition support when employers downsize or restructure their workforces. These services are available to employees at all levels of organizations and many senior executives now request career transition services in their employment contracts.

While somewhat less common outside the United States, career transition services are prevalent in the United Kingdom, Australia and Canada and are becoming more common in continental Europe and Japan. We estimate that the international career transition services markets are smaller than the North American market but will grow at a faster rate than in North America as these markets continue to mature.

We believe that there are several primary drivers of demand for career transition services:

o Corporate earnings pressure: Economic uncertainties in the United States and other industrialized countries and ongoing pressure to increase corporate earnings frequently lead to layoffs as organizations attempt to quickly reduce costs.

o Significant level of mergers and acquisitions: Merger and acquisition activity leads to restructured workforces and the elimination of redundant job functions. In recent years, consolidation activity has increased significantly as a result of low costs of capital and globalization trends.

o Technological innovation: Improvements in technology and the migration from human-intensive employee functions to automated systems has continued to make some workers obsolete. As technology continues to improve, the need for workers in particular industries and functions will continue to decline.

Companies choose to provide career transition services for several reasons. First, as the competition for attracting and retaining qualified employees increases, companies are increasingly attempting to distinguish themselves in the marketplace as attractive employers. Consequently, more companies are providing career transition services as part of a comprehensive benefits package that provide for the well being of employees not only during their period of employment, but also after their employment ceases. Additionally, when companies complete layoffs, many believe that providing career transition services projects a positive corporate image and improves morale among remaining employees. Finally, companies may provide career transition services to reduce costs by preparing and assisting separated employees to find new employment, thereby diminishing employment-related litigation.

Organizational consulting services

Organizational consulting services provide assistance in addressing companies' evolving human capital needs, focusing on assisting organizations in addressing the human side of change. Organizational consultants help companies to build high performance organizations. Organizational consulting services are designed to improve employees' commitment, skill sets and confidence levels, overall teamwork and leadership development to align the workforce with an organization's overall business strategy and positively impact the success of the business. Organizational consulting services include a wide range of services centered around organizational performance, leadership development and talent management. These services also address the need for companies to retain productive human capital and minimize employee turnover, which can otherwise result in lost productivity, lost business, decreased customer satisfaction, decreased morale and lost intellectual capital.

We believe that there are several primary drivers of demand for organizational consulting services:

o Growing emphasis on human capital: As economies continue to become more knowledge-based, businesses are increasingly focused on the effective management of human capital in order to attract, retain and develop the most talented employees. Consequently, companies seek to maximize the skill sets of their human capital within the context of their broader business objectives.

o Changing workforce demographics: Companies in many countries today are faced with an aging workforce, a shortage of talented employees and an increasingly mobile workforce. These trends, along with employees' increasing desire for lifelong learning opportunities, are prompting companies to design and deploy effective leadership, talent development and career management programs to maximize their return on capital invested in human resources.

o Significant level of mergers and acquisitions: In recent years, industry consolidation has become increasingly complex and cross-border in nature. As a result, companies must develop consistent and integrated recruitment, deployment and retention programs to address pre-merger planning and post-merger human resources integration issues.

o Globalization of business: As businesses become increasingly multinational, companies are seeking to deploy human resources programs on a global basis while recognizing unique local requirements and social policies, and to establish consistency in worldwide reporting and quality control.

Companies frequently augment their internal human resources professional staff with external consultants for many reasons. First, the growing importance and complexity of employee issues is creating an unprecedented administrative and technical burden on human resources departments. Additionally, human resources departments have historically been viewed as cost centers within organizations, and pressures to contain costs decrease the resources available to managers. Finally, companies increasingly choose to outsource non-core functions that can be addressed either more effectively or less costly by outside professionals.

OUR COMPETITIVE STRENGTHS

Global reach and scale

We believe that, based on revenues, we are the largest provider of career transition services in North America, Europe and Asia (excluding Japan), and the second-largest provider in Japan. Our operations are structured into geographic regions that provide management, leadership and resources to ensure seamless, consistent and responsive delivery of our services. Our offices are managed and staffed by consultants fluent not only in local languages, but also in the nuances of local business customs and cultures. Our global network of approximately 3,000 employees in over 35 countries allows us to act as a single-source provider of career transition and organizational consulting services to large multinational clients, enabling us to meet the needs of our clients effectively at single or multiple locations and successfully compete for new accounts that draw on our international footprint and experience.

Our geographic diversification also diminishes the risk associated with demand fluctuations that result from changes in economic activity around the world. For example, while robust economic activity in one economy may decrease demand for career transition services in that country, the economy of another country may be at a different stage of the economic cycle that creates an offsetting demand for career transition services. For the year ended December 31, 2002, we derived 50% of our total revenue from the United States and 50% of our total revenue from our international operations.

Strong reputation and brand recognition

We believe that we have established a strong reputation and brand name that distinguishes us from competitors. We also believe that we are widely recognized as a thought leader on matters relating to career transition and organizational change. We regularly conduct proprietary research on issues of career transition and organizational change in a wide range of industries so that we are able to keep our clients thoroughly informed on topical and timely issues. Some of our recent proprietary publications and surveys include: PeopleBrand; Lessons Learned from Mergers & Acquisitions: Best Practices in Workforce Integration; Career Transition and Redeployment: Best Practices at Employers of Choice; Retaining Employees During Critical Organizational Transitions; Valuing the Dual Career Workforce; and the industries most in-depth Global Severance Study.

Long-standing relationships with large global clients

We work with many of the world's largest and most successful organizations. Although the demand for career transition and organizational consulting services from a particular client can fluctuate significantly from year to year, we have been successfully providing career transition services for over 20 years and many of our clients represent stable, long-term relationships. We believe that our commitment to client satisfaction serves to strengthen and extend our relationships, leading to high customer retention rates and repeat business. For example, a majority of our top 10 clients in fiscal year 2002, ranked by revenues, have been our clients for each of the last three years.

Innovative technology-based solutions

We believe that we are a leader in the development and application of technology-based solutions that create value for our clients. Our innovative solutions offer a variety of proprietary online services including standardized skills assessments, web-based classes, web-based career counseling and customized portals aggregating online resources. In addition, our technology-based solutions enhance our ability to deploy our services cost-effectively by empowering employees and decreasing their reliance on more costly one-on-one coaching. Our proprietary application, RightTrack(sm), significantly enhances our delivery capacity and efficiency across our global network.

Variable cost structure

Our scalable technology, flexible workforce and target-driven incentive plan enable us to operate with a highly variable cost structure. We have used technology to standardize many of our services, enabling us to deliver them more effectively and conveniently for our clients and to better manage our consultant utilization. Furthermore, the employment of part-time consultants -who receive limited benefits and no incentive compensation - allows us to staff more quickly and efficiently in the short-term to address changing business needs. Finally, our target-driven incentive plan ties a significant portion of employee compensation to meeting growth-oriented performance goals, including increases in regional revenue, group profitability and company earnings per share.

Complementary lines of business

Our career transition and organizational consulting services lines of business are complementary to each other in that they allow us to provide services to a client's displaced employees as well as its remaining employees. We are therefore able to guide the entire organization through the process of change by helping displaced employees find new employment and ensuring that remaining employees are refocused on their tasks going forward. In addition to complementing each other, both lines of business can also operate independently of one another. This allows us to manage certain risks created by different economic cycles. For example, historically during periods of economic decline the demand for career transition services has tended to grow as organizations try to contain costs through workforce reductions. Additionally, we believe that the demand for organizational consulting services tends to increase during times of economic growth as organizations become more interested in utilizing organizational performance and leadership development tools to better manage their workforce and compete for, retain and develop additional talent. Over the last three years, we derived approximately 79% to 84% of our total revenues from career transition services and approximately 16% to 21% of our total revenue from organizational consulting services.

OUR GROWTH STRATEGY

We believe we are well positioned to continue to expand into new markets and offer new services to provide greater value to our clients. To serve our clients better and grow our business, we intend to continue pursuing the following strategic growth initiatives:

Leverage global presence to increase share of services to large multinational clients

Large, geographically diverse corporations increasingly desire a single source provider that has both the critical mass to staff large engagements and the scope to deploy resources throughout the world. We intend to draw upon our global resources and local execution capabilities to increase our share of services to multi-national corporations that are seeking a single source provider of career transition and organizational consulting services. We believe we are well positioned to serve our clients' growing needs for integrated career transition and organizational consulting services worldwide.

Capitalize on cross-selling opportunities to existing clients

We intend to capitalize on our long-term client relationships to cross-sell our full range of services to our client base. Having developed strong client relationships with critical decision-makers as a result of our career transition services work, we have a unique opportunity to cross-sell our organizational consulting services to capture additional business opportunities and market share. To facilitate cross-selling opportunities, we maintain a dedicated group of client service consultants. This group functions independently of delivery personnel and is responsible for coordinating sales opportunities in the career transition and organizational consulting segments as well as coordinating sales opportunities across differing geographic regions. We believe that by continuing to deliver high-quality career transition services and by further developing our relationships with our clients, we are well positioned to capture a significantly larger share of our clients' expenditures for organizational consulting services.

Identify and pursue strategic acquisitions

The markets for career transition and organizational consulting services are highly fragmented. We have a history of successfully completing and integrating strategic acquisitions, including career transition firms in new geographic locations and organizational consulting firms that add desired competencies, personnel or geographic coverage. We believe that strategic acquisitions can significantly decrease the cost, time and commitment of management resources necessary to attain a meaningful competitive position within a targeted market. Since January 1, 1997, we have successfully completed and integrated acquisitions involving 39 firms offering career transition and/or organizational consulting services. Given the fragmented nature of the worldwide career transition and organizational consulting markets, we believe there is a significant opportunity for us to increase our market share on a global basis through further acquisitions.



Build our brand and culture

We will continue to increase the awareness of our brand name in order to build our market share, develop new client relationships and attract the best people. Our leadership position in career transition services is our most important competitive advantage and presents us with significant opportunities for growth. We carefully migrate the brands of acquired companies to the Right Management Consultants brand to ensure both client continuity and maximum marketplace visibility. We intend to hire and retain outstanding professionals, provide incentives to achieve corporate goals and maintain a culture that fosters outstanding customer service. We will also continue to emphasize the professional development and training of our employees.

Develop technology-based delivery capabilities

We will continue to develop and apply new technology-based delivery capabilities to improve customer service and develop and leverage cost efficiencies. Our technology investments help to drive our growth and improve our profitability by providing flexibility in pricing and delivery choices to corporate clients, facilitating access to resources for individuals participating in our programs and shifting our delivery costs from fixed to variable.

OUR SERVICES

Career transition services

Our career transition services help our clients plan and implement business initiatives that entail reductions in their workforces. We are retained exclusively by employers to provide services to their displaced employees on an individual or group basis to assist them in finding new employment. We provided career transition services to approximately 5,500 client companies during 2002, including a majority of the companies that comprise the Fortune 500. Our career transition services provided approximately 84% of our total revenue for the year ended December 31, 2002.

We develop specific action plans for each client to ensure that career transition services are delivered to employees in an appropriate tone and style that promotes constructive reactions from employees and broader business and social communities.

These programs are designed to prepare our clients for all facets of workforce reductions, including:

o    configuring programs and services;

o    drafting messages for required internal and external communications;

o providing or preparing facilities, equipment and technology for delivery of services;

o planning and coordination for the notification of employees regarding the separation event, including preparing, coaching and supporting managers in conducting notification meetings and delivering separation messages in an effective manner;

o planning and executing separation logistics, including quickly engaging separating employees with our individual and group career transition services;

o addressing issues and reengaging continuing employees with their work and careers within the organization; and

o tracking the progress and status of former employees in our individual and group career transition services programs.

Individual career transition services

Our individual career transition services are focused on assisting individuals in finding interesting and challenging career opportunities that recognize and utilize their specific talents and enable them to make constructive steps in their career continuum rather than simply finding them new employment. Over the last three years, our career transition revenue generated from individual career transition services averaged approximately 69%.

We work with individuals from all levels and backgrounds of an organization, from senior executives, managers and professionals to technical specialists and front-line staff. Our services to separated employees include assistance in handling the initial difficulties of termination; identifying continuing career goals and options; planning an alternative career; aiding in developing skills such as resume writing, effective networking, identifying and researching potential employers, preparing and rehearsing for interviews; continuing consulting and motivation throughout the job search; assessing new employment offers and methods of accepting such offers; and assisting with financial planning.

Our process is administered by experienced consultants who are knowledgeable about current employment market conditions and the latest in employment search trends and techniques. We build teams of consultants whose styles and strengths effectively address the needs and preferences of our candidates to help them achieve their specific goals. Our process is delivered in small group-facilitated learning sessions that provide essential, elective or special-needs learning, one-on-one counseling, specific coaching relationships and just-in-time, needs-driven coaching advice. We also provide our candidates with twenty-four hour a day, seven day a week support and internet access to job search tools and market resources.

These learning sessions and coaching programs are designed to address a range of career options, including comprehensive reemployment, career change, contract work, consulting practice, entrepreneurship, retirement/work combination and full retirement.

We offer the following individual career transition services:

o Key Executive Service. The separation and career transition of a top executive presents a complex set of considerations for both the organization and the individual. Our Key Executive Service is targeted to provide fully-customized, high-value counseling and assistance to high-impact and high-level executives as they develop and manage their career transition. Our Key Executive Service includes helping executives assess business, career and personal/lifestyle options; assisting the evaluation and negotiation of competitive opportunities; advising on governance, executive compensation and venture capital sources; and providing access to a rich pool of new contacts. Senior consultants, who have an in-depth understanding of and personal experience in the senior executive community, deliver our Key Executive Service.

o Executive Service. We provide a customized consultative program that helps executives plan and implement a career strategy, assess particular job options and opportunities, and successfully redeploy expertise and skills, while positioning the executive to achieve their short-term goals and long-term career objectives.

o Professional/Management Service. We assist managers and professionals in assessing job options and opportunities while redeploying strengths and skills to achieve job goals as quickly as possible. Our services include career assessment, definition of career direction, resume preparation, development and implementation of a personal market plan, enhancement of interview skills, and the negotiation of job offers and compensation packages.

o Market Readiness Service. We provide a comprehensive overview of the job-transaction process and practical strategies for conducting a successful job-search campaign, and help candidates identify strengths, develop a valid and realistic job objective, and create a targeted and effective resume.

Group career transition services

We also provide career transition services in group settings for companies making large reductions in their workforce at one time. The core of our group programs are seminars that are typically from one to five days in duration and for up to twelve employees. These seminars are often preceded or followed by individual counseling. Our group workshops leverage proven and replicable frameworks, models and samples of effective resumes, market approaches, marketing plans, networking and contact actions, interview and negotiation protocols and tips, and guidelines for effective self-management of a job-search campaign. Over the last three years, our career transition revenue generated from group career transition services averages approximately 31%.

We can accommodate group programs in our facilities, or we can quickly design, staff or manage career centers for corporate clients needing to provide career transition services during a large-scale reduction in workforce of 250 or more participants. For large scale workforce reductions, we often help our clients to prepare the physical facilities for career centers, which are exclusively dedicated to support the individual and group career transition services for employees from one specific organization. We provide a turnkey solution for career centers whereby we find and furnish an appropriate facility, provide or obtain all necessary equipment and supplies, and staff the facilities with our consultants and administrative support staff. For clients that wish to use their own existing facilities, equipment and supplies, we provide our consultants and limited administrative support. For small scale workforce reductions, we frequently provide individual and group career transition services to displaced employees in our own facilities. Career centers are run like company offices and are staffed with our consultants and administrative personnel who provide office support technology and services.

Organizational consulting services

Organizational consulting services provide effective solutions to the evolving human resource needs of clients, focusing on assisting organizations in managing the human side of change. We are hired both to perform organizational consulting services on a stand-alone basis and in conjunction with our career transition services. Specifically, we focus on services addressing organizational performance, leadership development and talent management.

Organizational performance
--------------------------
We provide the expertise, experience and proven approaches to help position our clients for strategic success by helping them to ensure that their employees are committed and working to achieve corporate objectives. Our organizational performance experts help clients turn strategy into results by assessing organizations, executing strategy and managing change. These services are offered independently and are also provided in connection with large-scale workforce reductions.

Our assessments often include conducting rigorous interviews and focus groups of employees around the world, which can provide unique and valuable insights and enable us to gather data consistently and cost-effectively. We serve as an objective, outside resource for data gathering that encourages honest communication about our clients' current practices and identifies areas for improvement. We then help our clients to execute their strategies by developing and articulating comprehensive and compelling messages that provide employees with detailed action plans. We provide tools and training that managers can use to communicate corporate strategy and build commitment throughout the organization.

Leadership development
----------------------
We help our clients to develop leaders who are capable of transforming their businesses and helping to create sustainable competitive advantages. Our consultants help clients to assess leaders by developing a clear picture of each employee's strengths and weaknesses. We develop these assessments using well-researched surveys, written responses, interviews and web-based exercises, and we help our clients to measure and evaluate these characteristics accurately in an objective, quantitative format. We then help our clients by coaching employees to become effective leaders. We help them to clarify behaviors that are contributing to success on the job, as well as those that limit their effectiveness, identify their strengths and development needs, recognize ways to become more open to constructive feedback, create an action plan for development and identify resources such as mentors to ensure continued success.

Talent management
-----------------
We also help our clients to select the best talent by creating profiles of high performers capable of significant contribution to the organization. Some of our specific services include consulting on recruiting strategies, designing and administering selection systems, training people how to conduct effective interviews and consulting on new hire assimilation programs.

We then help our clients with issues of career development and management. We use a combination of consulting, mentoring, coaching, training, communications strategies, web-based tools and self-development initiatives to help employees manage their careers and advancement opportunities.

We assist our clients to retain talent and address succession issues by developing and promoting diversity and inclusiveness programs, mapping opportunities for people to move and grow within an organization, and aligning rewards and recognition with business strategy. With respect to succession issues, we help clients identify future workforce needs, identify high-potential talent and design programs that assure the next generation of leadership is adequately prepared to assume greater responsibility.


Technology solutions

Our technology solutions are designed to be an integral part of our career transition and organizational consulting services. We have made significant investments in technology to augment our core services with online, twenty-four hours a day, seven days a week access and support.

Our career transition technology solutions include:

Delivery Tool Description

RightTrack(sm).............................  Web-based collaborative program management tool that enables our
                                             company to instantly interact and
                                             deliver career transition services
                                             seamlessly around the world.

Right-from-Home(R).........................  Web services to help clients find new careers as fast as possible.
                                             Resources include proprietary
                                             career assessment tools, resume
                                             development aids, research sources,
                                             job opportunities and courses on
                                             critical job-search skills.

Right Connection(R)........................  Enables companies to provide a customized, co-branded career
                                             transition portal for their
                                             employees in transition.

Job Bank...................................  Provides thousands of exclusive positions for candidates and the
                                             opportunity to post jobs from
                                             hiring companies.

Resume Bank................................  Links hiring companies with candidates through a resume
                                             database.

Right Advantage(sm)........................  Combines personalized multi-media tools and individual consulting to
                                             facilitate the job search for
                                             individuals who are not near a
                                             company office.

Right Virtual..............................  Home-based career transition service mirrors the deliver process
                                             used in Right office locations,
                                             combining the best in
                                             knowledge-based learning and
                                             hands-on skill development through
                                             a customized virtual learning
                                             center.

Right Access (sm)..........................  A customized web site for our client companies that gives our HR
                                             contacts instant access to our
                                             services - from initiating services
                                             for individuals to tracking their
                                             progress in their campaigns.

Our organizational consulting technology solutions include:

Delivery Tool Description

Organizational Performance Tools
--------------------------------

PeopleBrand(TM)............................  Tool for defining, declaring and delivering employment brand in
                                             order to attract and retain
                                             high-value talent.

PeoplePoll(TM).............................  Comprehensive employee survey used to "take the pulse" of an
                                             organization, often during times of
                                             change (e.g., mergers and
                                             acquisitions, strategic shifts, new
                                             leadership).

 eCustom Surveys(TM).......................  Client-specific surveys on a variety of topics.

Leadership Development Tools
----------------------------

Compass....................................  360 feedback tool and workshop focusing on effective leadership.

Matrix.....................................  360 survey that provides feedback on employees' power and influence.

ECustom 360(TM)............................  Survey that focuses on the competencies people need to succeed
                                             in a specific company, function or
                                             job.

Talent Management Tools
-----------------------

 CompAssess(TM)............................  A competency-based assessment tool that helps achieve better results
                                             through workforce planning and
                                             employee development initiatives.

Strategic Career
Management 2000(TM)........................  A self-directed learning tool that leads employees through the career
                                             planning process, resulting in a
                                             written action plan for career
                                             development.





SALES AND MARKETING

We rely primarily on our reputation and our relationships to market our services to new and existing clients. Most of our work is repeat work for existing clients or referrals from existing clients. Our sales professionals develop close, personal relationships with clients and often learn about new business opportunities from their frequent contact with clients. Consequently, we encourage our professionals to generate new business and reward them with increased compensation and promotions for sales generating significant new business.


We employ numerous sales professionals consisting of regional managing principals and client service consultants. We also have dedicated groups of regional managing principals and client service consultants to pursue specific business opportunities. Our strategic accounts group focuses on the needs of 50 targeted companies, consisting of current and potential clients. Our global response team pursues larger career transition opportunities on a worldwide basis as they develop.


We pursue new clients using cross-disciplinary teams of consultants as well as dedicated business developers to initiate relationships with carefully selected companies. Our client expansion and new client acquisition efforts are supported by market research, comprehensive sales training programs and extensive marketing databases. Our sales efforts are also supported by selected marketing programs designed to raise awareness of our brand and our reputation within our target markets. These programs promote our leading reputation and establish us as a preferred career transition and organizational consulting firm to many of the world's largest companies.

In marketing our services, we emphasize our experience, the quality of our services and our professionals' particular areas of expertise. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements. We are also constantly improving the quality and functionality of our websites, where we describe our services and experience and promote our reputation.

COMPETITION

The market for career transition and organizational consulting services is highly competitive. In the market for services required by global clients, we believe that there are several barriers to entry, such as the global coverage, specialized local knowledge and technology required to provide outstanding services to corporations on a global scale.

Our current and anticipated competitors include:

o major career transition services firms, such as Drake Beam Morin, a subsidiary of Thomson Corporation, a publishing company, and Lee Hecht Harrison, owned by Adecco Group SA, a provider of personnel and career services. Additionally, there are regional firms and numerous smaller boutiques operating in either limited geographic markets or providing limited services;

o major organizational consulting firms that compete in serving the large employer market worldwide, such as William M. Mercer, Towers Perrin, Watson Wyatt and Hewitt Associates;

o the organizational consulting practices of public accounting and consulting firms, such as PricewaterhouseCoopers, Braxton (Deloitte & Touche), Cap Gemini Ernst & Young, Bearing Point (KPMG) and Accenture; and

o boutique consulting firms comprised primarily of professionals formerly associated with the firms mentioned above.

The market for our services is subject to change as a result of competitive and technological developments and increased competition from established and new competitors. We believe that the primary determinants of selecting a career transition and organizational consulting firm include reputation, global scale, service quality, price and the ability to tailor services to a client's unique needs in a timely manner. We believe we compete favorably in all of these areas.

AFFILIATE ARRANGEMENTS

We have previously entered into agreements with independent franchisees, which we call Affiliates, to provide career transition and organizational consulting services within a defined geographic area. We assist our Affiliates in providing career transition and organizational consulting services and permit them to render such services exclusively under our registered service marks. We currently have five Affiliates, all in the United States. We have no present intention to add any Affiliates, and as part of our operating strategy, we have acquired ten of our former Affiliates since 1993.

We train our Affiliates and their employees in marketing and delivering career transition and organizational consulting services. We are responsible for overall guidance and have established company standards and policies relating to our services. We provide proprietary sales and consulting materials, administrative forms, training materials and materials relating to our system of monitoring the progress of separated employees. We also provide marketing support, public relations, advertising and promotional support, consisting of national and international media efforts.

In consideration of our services provided, training and use of our trademarks and service marks, our Affiliates pay us a 10% royalty on their total gross receipts and a fee for services rendered in providing career transition services to separated employees on certain contracts and accounts sold and managed by Affiliates, but delivered outside an Affiliate's territory by a company-owned office. Also, we pay our Affiliates for services delivered to our clients by an Affiliate in its exclusive territory.

PEOPLE AND CULTURE

As of February 28, 2003, we employed approximately 3,000 full-time personnel and part-time professional consultants. Our full-time personnel included 18 in senior management, approximately 170 in other managerial and professional roles, approximately 1,400 in field operations as sales and delivery consultants and approximately 1,000 in clerical capacities. Part-time professional consultants are generally required to have prior executive or management experience and are provided company training. None of our employees are subject to collective bargaining agreements. In general, we believe that relations with our employees are good.

We have developed a corporate culture that promotes excellence in job performance, respect for the ideas and judgment of our colleagues and recognition of the value of the unique skills and capabilities of our professional staff. We seek to attract highly qualified and ambitious personnel. We strive to establish an environment in which all employees can make their best personal contribution and have the satisfaction of being part of a successful team. We believe that we have attracted and retained highly skilled employees because of the quality of our work environment, the professional challenge of our assignments and the financial and career advancement opportunities we make available to our staff.

To encourage the achievement of these core values, we reward teamwork and promote individuals who demonstrate these values. Also, we have an intensive orientation program for new employees to introduce them to our core values, as well as a number of internal communications and training initiatives defining and promoting these core values.

ACQUISITIONS

Effective January 1, 2002, we acquired an additional 20% interest in our Japanese joint venture Right WayStation, for a purchase price of $3,285,000, increasing our total interest in this subsidiary to 71%. This additional 20% interest was purchased from Mr. Keiichi Iwao, the founder of Right WayStation and, at that time, a Director of the Company.

Effective March 22, 2002, we acquired all of the shares of Atlas Group Holdings Limited, the parent company of Coutts Consulting Group Limited ("Coutts"). Coutts is a London based career transition and organizational consulting firm with operations in Europe, Japan and Canada.


This acquisition is valued at approximately $118,129,000, including the costs of the transaction. The consideration consisted of a combination of cash, purchase price notes and funds we supplied to repay existing indebtedness of Coutts.


The Coutts acquisition solidifies the Company's position as the leading provider of career transition and organizational consulting services with the addition of significant operations in the United Kingdom, France and Japan. In addition, Coutts has operations in Ireland, Germany, Italy and Switzerland, countries in which the Company did not have Company-owned operations prior to the acquisition, and adds additional volume to our existing businesses in Belgium, the Netherlands and Spain.


In connection with the integration of Coutts with the Company's existing operations, the Company implemented a plan to restructure its operations. Pursuant to the provisions of EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," the Company accrued liabilities for redundant costs of approximately $12,277,000 during 2002, that was included in the allocation of the costs to acquire Coutts, resulting in additional goodwill related to this transaction. These redundant costs relate primarily to office space and terminated personnel. As of December 31, 2002, there was a remaining liability of $7,046,000 included in Other accrued expenses on the consolidated balance sheet.

In addition, during 2002, costs related to implementing the restructuring of operations due to the integration of Coutts that were expensed as incurred were approximately $2,286,000 and are included in Total expenses on the Statement of Operations. These expenses included write-offs of leasehold improvements, restoration costs to office space primarily in Japan, severance to terminated personnel and other costs.

The Coutts acquisition was financed through a new $180 million Credit Agreement entered into simultaneously to the closing of the acquisition with a syndicate of banks including Wachovia Securities as Administrative Agent. For a description of the Credit Agreement refer to Note E, "Debt and Other Obligations", in the Company's Notes to the Consolidated Financial Statements contained in our 2002 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

During June, the Company completed its acquisition of the outstanding stock of five of Coutts' franchises in Canada, which had conducted business as Murray Axmith. These acquisitions had an effective date of July 1, 2002 for financial reporting purposes, and were acquired for a combination of cash and future defined contingent payments. The total upfront cash paid as part of the purchase price for these acquisitions and related transaction costs, net of cash acquired, totaled approximately $2,528,000.

Effective July 1, 2002, the Company also purchased the outstanding shares of Assessment & Development Consult Holding BV ("ADC Consulting"), an organizational consulting firm with three offices in the Netherlands, for cash. The cash paid for the purchase price and related transaction costs totaled $8,200,000. In addition to the purchase price, the Company committed to paying $1,000,000 in retention bonuses to key personnel of ADC Consulting over three years which will be expensed ratably over that period.

In addition, during 2002, the Company paid approximately $3,975,000 in earnouts related to acquisitions made in prior years.

Effective January 1, 2003, the Company acquired the remaining 49% minority interest in its Spanish subsidiary, Right Glenoit SL for a cash purchase price of approximately $1,300,000, and future contingent payments. Also effective January 1, 2003, the Company acquired certain assets of Aston Promentor, an organizational consulting firm in Denmark for a total purchase price of approximately $2,000,000.

Over the last five years, and including the acquisitions effective January 1, 2003, we have completed thirty separate acquisitions of career transition and organizational consulting firms and purchased controlling interests in three separate firms, for combinations of cash, company Common Shares, future defined incentives, assumption of incomplete contracts and other consideration. The total purchase price for these transactions in cash and Common Shares, but excluding earnouts, aggregated $197,771,000, including the costs of acquisitions.

RISK FACTORS

Investing in our Common Shares can involve various risks. In addition to the other matters discussed elsewhere in this Report, the following are risk factors we believe are material to your investment decision and should be taken into account in evaluating our business and prospects.


WE MAY SUFFER ECONOMIC HARM IF THE CONDITIONS ON A LOCAL, REGIONAL, NATIONAL OR INTERNATIONAL BASIS IMPROVE.

The demand for our services, primarily our career transition services, is impacted by the economic conditions on a local, regional, national and international basis. Generally, a stronger economy will result in less downsizing and less demand for our services. The recent economic condition in North America has prompted corporations to downsize their operations which has, to a degree, enabled us to expand. A significant or prolonged decrease in corporate downsizing activity could reduce demand for our career transition services. Additionally, a stronger economy can lead to easier and more rapid job change and reentry, which would further reduce the demand for service or compress the length of time that our services are required, which would negatively impact the prices we can charge our clients.

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

There can be no assurance that we will be able to continue to identify, acquire or profitably manage additional business or successfully integrate acquired businesses, if any, without substantial cost, delays or other operational or financial problems. Any acquisition would involve a number of risks, including possible adverse affects on our operating results, diversion of our management's attention, the failure to retain key personnel of the companies we acquire as well as the risks associated with unanticipated events or liabilities and amortization or write-down of acquired tangible and identified intangible assets, any or all of which could have a material adverse affect on our business, financial condition and result of operations. There can be no assurance that our recent or future acquisitions will achieve anticipated revenues and earnings.

WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF THE COUTTS ACQUISITION

The Coutts acquisition in 2002 was a significant acquisition for us that has been fully integrated with our existing operations as of December 31, 2002. To realize the anticipated benefits of this combination in the future, members of our management team must develop strategies and a business plan that will effectively work for a global business. If the members of our management team are unable to develop strategies and provide a business plan that achieve these objectives, the anticipated benefits of the acquisition may not be realized. In particular, the anticipated growth in revenue, earnings before interest, taxes, depreciation and amortization, or "EBITDA," may not be realized, which could have an adverse impact on us and the market price of shares of our common stock.

WE FACE ADDITIONAL RISKS RELATED TO FOREIGN POLITICAL, LEGAL AND ECONOMIC CONDITIONS

Our international business operations are subject to a number of risks, including, but not limited to:

o    fluctuations in the value of foreign currencies;

o    difficulties in building, integrating and managing foreign operations;

o    longer sales cycles;

o    different regulatory environments; and

o    unexpected legal, economic or political changes in foreign markets.

Our operations could be adversely affected by any of these risks.

WE ARE SUBJECT TO COMPETITION FROM COMPETITORS THAT HAVE GREATER FINANCIAL AND OTHER RESOURCES.

We compete against other providers of career transition services and other organizational consulting services. While we believe we are the world's largest provider of career transition services, our primary national and international competitors are divisions of companies, that as a whole, are much larger than us and may have access to financial and other resources which are substantially greater than those available to us. We may also face competition from future expansion by other companies into the career transition and organizational consulting businesses. On a regional basis, we also compete against local career and organizational consulting firms that are well established in their particular regions.

OUR FINANCIAL RESULTS ARE AFFECTED BY THE TIMING OF LARGE PROJECTS

Our financial results are impacted by the results of large projects that commence or involve a significant amount of activity during a quarter. We cannot predict the timing or nature of these projects in advance. Our deferred revenues are affected by the level of current billings for these projects and their average length, and our revenue and income could be adversely affected by issues relating to these projects. Accordingly, our quarterly financial results may fluctuate and may be more or less than investors' expectations.

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

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATIONS WITH RESPECT TO OUR BUSINESS.

In connection with our arrangement with our Affiliates, we devote substantial resources to comply with state and federal franchise laws and regulations. While we believe that our practices and procedures are in material compliance with the provisions of such state and federal laws, our past practices may give rise to potential liability. Given the scope of our business and the nature of state and federal franchise regulations, we could encounter compliance problems in the future.

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

WE ARE DEPENDENT IN PART UPON RECEIPT OF ROYALTIES FROM OUR AFFILIATES.

Our revenue depends in part upon royalties and fees paid to us by our Affiliates. Royalties paid to us are equal to 10% of an Affiliate's total gross receipts. For the fiscal years ended December 31, 2002 and 2001, approximately 1.5% and 2.5%, respectively, of our revenues resulted from royalty payments from our Affiliates. We have no current plans to reduce our royalty rates, but there can be no assurance that royalties will continue to be maintained at such levels. While we believe that our relationships with our Affiliates are good, there can be no assurance that these relationships will remain so. The deterioration in our relationships with our Affiliates or among the Affiliates themselves, or our inability to collect royalties and fees payable to us by Affiliates, could adversely affect our business, financial condition and results of operations.

IF WE ARE UNABLE TO MEET OUR CLIENTS' EXPECTATIONS, WE COULD DAMAGE OUR REPUTATION AND HAVE DIFFICULTY ATTRACTING NEW BUSINESS.

Our ability to secure new business and attract and retain qualified employees depends heavily on our overall reputation and the quality of the services we provide. As a result, if we are unable to meet a client's expectations, we could damage our reputation. This could adversely affect our ability to attract new business from that client or from other clients. In addition, a negative change in our reputation could affect our ability to attract qualified employees, further impacting our ability to secure new business from current and new clients.

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

Item 2:  Properties

All office space for company offices is leased. The leases typically have three to seven year terms and some have renewal options. We lease approximately 1,100,000 square feet for all company offices, including our corporate headquarters, at an aggregate yearly rental cost of approximately $31,000,000. Most of these leases are also subject to annual operating expense escalation clauses. We believe our facilities are adequate to provide services to our clients.

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

     Name                           Age               Position(s)
     ----                           ---               -----------

Richard J. Pinola                   57      Chairman of the Board and Chief Executive
                                            Officer

John J. Gavin                       47      President and Chief Operating Officer

G. Lee Bohs                         43      Executive Vice President, Corporate Development

Charles J. Mallon                   46      Executive Vice President, Chief Financial Officer
                                            and Treasurer

Theodore A. Young                   55      Executive Vice President, General Counsel and Secretary

William McCusker                    50      Executive Vice President, Marketing

Howard H. Mark                      45      Executive Vice President, e-Business

Gayle I. Weibley                    52      Executive Vice President, Human Resources

Peter J. Doris                      56      Executive Vice President, International

Geoffrey S. Boole                   59      Executive Vice President, Career Transition Services


Christopher Pierce-Cooke            50      Executive Vice President, Managing Director -
                                            Consulting Services

James E. Greenway                   56      Global Response Team and Group Executive
                                            Vice President Western U.S.

Mark A. Miller                      54      Group Executive Vice President Eastern U.S.

R. William Holland                  59      Group Executive Vice President Central U.S.
                                            and Canada

Andrew McRae                        44      Group Executive Vice President Europe

Edward C. Davies                    56      Group Executive Vice President Asia-Pacific





Motohiko Uezumi                     59      Chairman and Chief Executive Officer of Right Management
                                            Consultants Japan

Keiji Miyaki                        52      President and Chief Operating Officer of Right Management
                                            Consultants Japan


Mr. Pinola was elected as a Director by the Board in October 1989. Mr. Pinola is a Certified Public Accountant and joined Penn Mutual Life Insurance Company in 1969. He was appointed President and Chief Operating Officer of Penn Mutual Life Insurance Company in 1988, which position he held until his resignation in September 1991. Mr. Pinola was a financial consultant to various organizations from September 1991 until July 1992, at which time he was appointed President and Chief Executive Officer of the company. Effective January 1, 1994, Mr. Pinola was appointed Chairman of the Board of Directors and continues as Chief Executive Officer. Mr. Pinola also serves as a director of K-Tron International, a publicly held company that manufactures equipment for the food and chemical industries. Mr. Pinola also is a member of the Board of Trustees of King's College in Wilkes-Barre, Pennsylvania.

Mr. Gavin joined the company in December 1996 as Executive Vice President. In this capacity, Mr. Gavin was responsible for the overall marketing strategy and business development activities for our worldwide operation. Effective January 1, 1999, Mr. Gavin was appointed President and Chief Operating Officer of the company. Also effective January 1, 1999, Mr. Gavin was elected a Director by the Board of Directors. Prior to joining the Company, Mr. Gavin was employed at Arthur Andersen LLP in Philadelphia for 18 years, during which time he served as the partner in charge of the manufacturing/distribution industries. Mr. Gavin is a member of the Board of Advisors for Temple University's Fox School of Business and he is a member of the Board of Directors of Global Health Ministry. Mr. Gavin is also a director of Opinion Research Corporation, a publicly held company that provides marketing research and services.


Mr. Bohs was employed at the regional Certified Public Accounting firm of Asher & Company, Ltd., from June 1981 to January 1987, initially as a staff accountant, and then as an accounting and auditing manager. He joined the company as Manager of Financial Reporting in January 1987, and was elected Treasurer in December 1987 and Vice President, Finance, effective January 1989. From March 1991 until December 1995, Mr. Bohs served as Senior Vice President and Chief Financial Officer. He was appointed Secretary by the Board of Directors in May 1995. Effective January 1996, he was promoted to Executive Vice President and continued to serve as Chief Financial Officer until his resignation in September 1999. At that time, Mr. Bohs joined TDRC Group, which later became Intecap, Inc., an intellectual property consulting company, as Executive Vice President and Chief Financial Officer, where he served through December 2001. He re-joined our company in January 2002 as Executive Vice President, Corporate Development.

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

Mr. Young joined the company in January 2003 as Executive Vice President, General Counsel and Secretary. From 1991 until joining the company, Mr. Young was a partner in the Philadelphia office of the law firm Fox, Rothschild, Frankel & O'Brien LLP, where he provided services to the company as its outside legal counsel. Mr. Young holds a B.A. degree from The Pennsylvania State University, and a J. D. degree from the University of Pennsylvania.

Mr. McCusker joined Right Management Consultants in June 2002, and is responsible for branding and marketing activities on a global basis. He was previously with Arthur Andersen LLP where he had overall marketing responsibility for the firm's four major service lines. During his marketing career since 1987, Mr. McCusker has held local, national and global positions in which he planned and directed strategic planning, direct marketing, business development, advertising, relationship event, PR, and client satisfaction initiatives. Prior to his marketing career, Mr. McCusker was a management information consultant with Arthur Andersen LLP where he served a variety of global companies. His education includes a Bachelors of Arts from the University of Notre Dame and a Masters of Business Administration from the University of Michigan where he concentrated in marketing and computer information systems.

Mr. Mark was the former Director of Information Technology and Managed Care Reengineering at pharmaceutical company Rhone-Poulenc Rorer (RPR), from 1989 to 1997 where he managed RPR's information and technology services for North American pharmaceutical business focusing on sales and marketing information systems and data warehousing. From 1997 to 1999, Mr. Mark was the Chief Information Officer at Right Management Consultants. Mr. Mark oversaw technology operations for the company, including the development of our strategic vision for information technology and identification and implementation of various new technologies. In December 1999, Mr. Mark departed the company to serve as CIO for Alliance Consulting in Philadelphia, a position he held until October 2000. Mr. Mark rejoined the company in November 2000 as Executive Vice President, e-Business. He is responsible for our e-business strategy, encompassing the integration and utilization of the many outstanding technologies that support our consulting solutions and career transition services.


Ms. Weibley has over fifteen years of experience as a Human Resource executive in a number of industry sectors for organizations such as Subaru of America, CIGNA, Reliance Insurance Company, USInteractive, and most recently, Dechert, an international law firm. She has also led company-wide organizational realignment and global human resources restructuring for companies like Prudential, JP Morgan, National Geographic Society, and Anthem Blue Cross/Blue Shield. She holds a B.Mus.Ed. from Temple University and an M.S. in Human Organization Science from Villanova University. In November 2002, Ms. Weibley was appointed the Executive Vice President, Human Resources. Her responsibilities include creating the human resources vision and driving human resource strategies that link to and support the firms' business goals worldwide.


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


Mr. Boole previously held various sales/marketing and human resources positions at leading North American companies such as Sears, Control Data and Gandalf Technologies. In these companies, he held leadership positions both internally and as a consultant. Mr. Boole started with the Company in 1989 with the start up of the Ottawa office. His career with us has encompassed leadership positions in the Canadian region as both Managing Principal of Career Transition and Managing Vice President of Consulting Services. Effective August 2000, Mr. Boole was appointed Executive Vice President of our Career Transition Services, and is responsible for the efficient and effective delivery of the Company's career transition business.


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

Mr. Greenway was President of Consulting Group, Inc., an organizational and management development consulting firm. He has held management positions with Drake Beam Morin (a human resource and outplacement firm), McGraw-Hill and Lucky Stores. From 1989 to 1993, Mr. Greenway was Executive Vice President of Lee Hecht Harrison, a human resource and outplacement firm. He also was a member of their Executive Committee and Advisory Council. In addition, Mr. Greenway served as President of Workforce Consulting Group, a global organizational and career management firm. Mr. Greenway joined the company in September 1997 as a Senior Vice President. Effective July 1, 1998, he was promoted to Executive Vice President responsible for coordinating the sales and marketing activities for the firm. During 2000, Mr. Greenway's responsibilities expanded to Group Executive Vice President for the Western U.S. region. In 2002, Mr. Greenway was appointed to lead our Global Response Team, in addition to his responsibilities as Group Executive Vice President.

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

Dr. Holland was with Accenture, formerly Andersen Consulting, from 1996 to June 1999. Dr. Holland was the Associate Partner responsible for global human resource operations for their Information Technology and Business Process Outsourcing business, which had 10,000 employees and over 200 outsourcing units worldwide. Dr. Holland was responsible for establishing a worldwide human resource organization focused on delivering greater client value and aligning human resource processes, career development models and executive coaching programs. Prior to his position with Accenture, Dr. Holland held the senior human resource executive position with a large financial institution, a prominent University and a large investment advisory business. Dr. Holland joined the company in June 1999 in the role of Group Executive Vice President of the North Central Group. Effective January 1, 2000, Dr. Holland expanded his responsibility to include the Canadian region. He holds three degrees, a BA, MA and Ph.D all from Michigan State University and he has published several works on conflict resolution and career development.

Mr. McRae joined the company in April 2002 as Group Executive Vice President for Europe, following the acquisition of Coutts where he had previously been Group Chief Executive. Prior to Coutts, Mr McRae was Group Finance Director from 1989 to April 1995 for Aspen Communications plc, a UK publicly traded marketing services company with operations across the world. Mr McRae is a qualified Chartered Accountant and a graduate of the University of Wales, Swansea.

Mr. Davies was the Managing Director at Moore Business Systems in Australia from 1995 until February 1998. Moore Business Systems, which was a division of Moore Corporation located in the U.S., was primarily engaged in printing services and print management. In July 1998, Mr. Davies joined Right Management Consultants Holdings, Pty. Ltd., formerly Right D & A, Pty. Ltd., as the State Director for the Melbourne office. Since September 1999, Mr. Davies served initially as Director of Operations and subsequently as Managing Director for the entire Asia-Pacific network of offices within the Company. Effective March 2000, Mr. Davies was elected by the Board of Directors as Group Executive Vice President of the Asia-Pacific region.

Mr. Uezumi joined Right WayStation, formerly WayStation, Inc., as a Representative Director, with a partial ownership, in May 1997. Effective November 1, 2001, Mr. Uezumi was appointed President and Chief Executive Officer of Right WayStation, now Right Management Consultants Japan (Right Japan). He currently holds the position of Chairman and Chief Executive Officer of Right Japan. Prior to joining the company, Mr. Uezumi held senior executive positions in three US-based corporations. He began his career with Sumitomo 3M, initially in sales, then marketing, and ultimately as General Manager of the Magnetic Device Division. He was then appointed President of Mead Packing Japan, a subsidiary of Mead Corporation, based in Atlanta, Georgia. Before joining Right WayStation he was responsible for Citibank's credit card operations in Japan.

Mr. Miyaki is the President and Chief Operating Officer of Right Management Consultants Japan, Inc., a position he has held since October 1, 2002. Before joining Right Japan, he was a Vice President at A.T. Kearney, a consulting firm, for six years, where he focused on business strategy, mergers and acquisitions and post merger integration. Mr. Miyaki also conducted various other assignments including overseas projects with this firm. In addition, Mr. Miyaki served as the Managing Director of A.T. Kearney Korea and the head of the North Asia Operation Practice. He holds a Bachelor of Commerce degree from Hitotsubashi University.

Except for Mr. Pinola and Mr. Gavin, who have employment agreements with us, each executive officer has been elected by the Board of Directors for a term expiring with the first Board of Directors' meeting held after the next Annual Meeting of Shareholders.

                                     PART II
                                     -------

Item 5:  Market for Registrant's Common Equity and Related Shareholder Matters

The information required by this Item is incorporated by reference to the section titled "Common Share Data" in our 2002 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6:  Selected Financial Data

The information required by this Item is incorporated by reference to the section titled "Selected Financial Data" in our 2002 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

The information required by this Item is incorporated by reference to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 8, 2002, the Board of Directors of the Company, pursuant to a recommendation of its Audit Committee, approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 2002 to replace the firm of Arthur Andersen LLP, which was dismissed as auditors of the Company effective April 8, 2002. The appointment of Ernst & Young LLP was ratified by the Company's shareholders at the 2002 Annual Meeting.


The reports of Arthur Andersen LLP on the Company's financial statements for the fiscal years ended 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except with respect to the adoption of SAB No. 101 that was effective January 1, 2000.

In connection with the audits of the Company's financial statements for the fiscal years ended December 31, 2000 and December 31, 2001, and in the subsequent period through April 8, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference to the matter in their report.


         The Company provided Arthur Andersen LLP with a copy of the forgoing disclosure. Arthur Andersen LLP's letter dated April 22, 2002, stating its agreement with such statements, was filed as Exhibit 16.1 to the Company's Form 8-K/A filed on April 22, 2002, which is incorporated herein by reference.

         During the years ended December 31, 2000 and December 31, 2001, and during the subsequent period through April 8, 2002, the Company did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304
(a) (2) (i) and (ii) of Regulation S-K.



                                    PART III
                                    --------

Item 10:   Directors and Executive Officers of the Registrant

The Company's Executive Officers are identified in Part I, Item 1 of this Report. Information relating to the Company's Directors is hereby incorporated by reference to the information set forth under the caption "Proposal 1:
Election of Directors", "Committees of the Board of Directors" and "Compliance with Section 16(a) of Securities Exchange Act of 1934" contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

Item 11:   Executive Compensation

The information under captions "Executive Compensation", "Stock Option Grants", "Option Exercises and Year-end Option Value", "Retirement Compensation", "Employment and Change in Control Agreements", "Compensation of Directors", "Compensation Committee Report on Executive Compensation" and "Common Shares Performance", included in the Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions "Principal Shareholders and Management's Holdings" and "Equity Compensation Plans", included in the Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13:   Certain Relationships and Related Transactions

The information under the caption "Certain Relationships and Related Party Transactions", included in the Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14: Controls and Procedures

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV
                                     -------

Item 15:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) The following documents are filed as a part of this Report:

              1. Financial statements: The following is a list of financial statements which have been incorporated by reference from our 2002 Annual Report to Shareholders, as set forth in Item 8:

                   Report of Ernst & Young LLP, Independent Auditors
                   Report of Arthur Andersen LLP, Independent Public Accountants

                   Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002
                   Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2002
                   Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002
                   Notes to Consolidated Financial Statements

              2. Financial statement schedule: The following financial statement schedule for the company is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the company:

                   Report of Ernst & Young LLP, Independent Auditors
                   Report of Arthur Andersen LLP, Independent Public Accountants
                   Schedule II - Valuation and Qualifying Accounts

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

              3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report, under Item 601 of Regulation S-K:

                                INDEX TO EXHIBITS
Exhibit No.
-----------

3.1 Company's Articles of Incorporation, together with all amendments thereto (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
3.2 Company's By-Laws as adopted June 28, 1995, and as amended December 17, 1998 effective January 1, 1999 (incorporated by reference to the Company's report on Form 10-K/A for the fiscal year ended December 31, 1998, filed August 4, 1999).
10.01 1986 Shareholders' Agreement (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed November 12, 1986).
10.02 401(k) Savings Plan (incorporated by reference to the Company's Form S-1 (File No. 33-9034), filed September 25, 1986). *
10.03 Supplemental Deferred Compensation Plan for Richard J. Pinola, dated July 1, 1992 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30,
          1992). *
10.04 1993 Stock Option Plan (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 33-58698), filed February 23, 1993). *
10.05 1993 Stock Incentive Plan, as amended (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.06 Directors' Stock Option Plan of the Company (incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders held on May 4, 1995).*
10.07 Employment Agreement dated December 12, 1995 by and between Right Management Consultants, Inc. and Richard J. Pinola (incorporated by reference to the Company's Form 10K for the year ended December 31, 1995, filed March 31, 1996). *
10.08 Employee Stock Purchase Plan of the Company (incorporated by reference as Exhibit 4 filed in the Company's report on Form S-8 (File No. 333-06211), filed June 18, 1996).*
10.09 Amendment to the 1993 Stock Incentive Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-07975), filed July 11, 1996).*
10.10 Amendment to Employment Agreement dated as of January 1, 1999 by and between Right Management Consultants, Inc. and Richard J. Pinola (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1998, filed March 31, 1999). *
10.11 Employment Agreement and Supplemental Deferred Compensation Plan dated as of January 1, 1999 by and between Right Management Consultants, Inc. and John J. Gavin (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1998, filed March 31, 1999). *
10.12 Amendment to the 1993 Stock Incentive Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-84493), filed August 4, 1999). *

* These documents are compensatory plans or agreements required to be filed as Exhibits.

10.13 Amendment to the 1996 Employee Stock Purchase Plan (incorporated by reference to the Company's report on Form S-8 (File No. 333-84495), filed August 4, 1999).*
10.14 Supplemental Early Retirement Plan for certain employees, dated January 1, 2000 (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 1999, filed March 30, 2000).*
10.15 Purchase Agreement between and among Right Management Consultants, Inc. and Way Station, Inc., Keiichi Iwao, Akifumi Hayashi, and Motohiko Uezumi dated November 2, 2000 (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 2000, filed April 2, 2001).
10.16 Amendment to the Directors' Stock Option Plan (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 2000, filed April 2, 2001.) *
10.17 Amendment to the 1996 Employee Stock Purchase Plan (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 2000, filed April 2, 2001.) *
10.18 Amendment to the Company's 401(k) Savings Plan (incorporated by reference to the Company's report on Form 10K for the year ended December 31, 2000, filed April 2, 2001.) *
10.19 Amended and Restated Directors' Stock Option Plan (incorporated by reference to the Company's current report on Form 8K, dated November 9, 2001.) *
10.20 Second Amendment to Employment Agreement dated as of January 1, 2002 by and between Right Management Consultants, Inc. and Richard J. Pinola (incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002.) *
10.21 Amendment to Employment Agreement dated as of January 1, 2002 by and between Right Management Consultants, Inc. and John J. Gavin (incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002.) *
10.22 Amended and Restated Directors' Stock Option Plan (incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002.) *
10.23 Purchase Agreement between and among Right Management Consultants, Inc. and its subsidiary Right Associates, Limited and Atlas Group Holdings Limited, dated February 28, 2002 (incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002.)


*These documents are compensatory plans or agreements required to be filed as Exhibits.

10.24 Credit Agreement between Right Management Consultants, Inc. and its United States wholly owned subsidiaries and UBS Warburg LLC, Fleet National Bank, Suntrust Bank, Bank of America, N.A., and First Union National Bank, dated March 22, 2002 (incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002.)
10.25 Change in Control Agreements with the Chief Executive Officer and the President and Chief Operating Officer. *
10.26     Change in Control Agreements with Executive Vice Presidents. *
13 Portions of the Company's 2002 Annual Report to Shareholders expressly incorporated by reference.
21        Subsidiaries of the Company.
23        Consent of Ernst & Young LLP.
99.1      Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2      Certification of the Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*These documents are compensatory plans or agreements required to be filed as Exhibits.



            (b) Reports on Form 8-K

                    The Company filed a Form 8-K on November 1, 2002 reporting that it had filed an application for listing on the New York Stock Exchange (NYSE). The Company began trading its common stock on the NYSE on November 18, 2002 under the stock symbol "RHT." Also reported in this Form 8-K, the Company's Board of Directors authorized the appointment of National City Bank as transfer agent and registrar for the Company.

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



                                 Dated: 3/31/03
                                        -------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                         Title                      Date
         ----------                         -----                      ----
/S/ RICHARD J. PINOLA               Chairman of the Board              3/31/03
---------------------               and Chief Executive Officer        -------
Richard J. Pinola

/S/ CHARLES J. MALLON               Chief Financial                    3/31/03
---------------------               Officer and Principal              -------
Charles J. Mallon                   Accounting Officer



/S/ JOHN J. GAVIN                   President and Chief                3/31/03
------------------                  Operating Officer and              -------
John J. Gavin                       Director



/S/ FRANK P. LOUCHHEIM              Director                           3/31/03
----------------------                                                 -------
Frank P. Louchheim


/S/ JOSEPH T. SMITH                 Director                           3/31/03
-------------------                                                    -------
Joseph T. Smith


/S/ LARRY A. EVANS                  Director                           3/31/03
------------------                                                     -------
Larry A. Evans


/S/ JOHN R. BOURBEAU                Director                           3/31/03
--------------------                                                   -------
John R. Bourbeau


/S/ REBECCA J. MADDOX               Director                           3/31/03
---------------------                                                  -------
Rebecca J. Maddox


/S/ CATHERINE Y. SELLECK            Director                           3/31/03
------------------------                                               -------
Catherine Y. Selleck


/S/ FREDERICK R. DAVIDSON           Director                           3/31/03
-------------------------                                              -------
Frederick R. Davidson


/S/ OLIVER S. FRANKLIN              Director                           3/31/03
----------------------                                                 -------
Oliver S. Franklin


/S/ STEPHEN JOHNSON                 Director                           3/31/03
-------------------                                                    -------
Stephen Johnson

                                 CERTIFICATIONS

I, Richard J. Pinola certify that:

1. I have reviewed this annual report on Form 10-K of Right Management Consultants, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: March 31, 2003               /s/ RICHARD J. PINOLA
                                            ---------------------
                                            Richard J. Pinola,
                                            Chairman and Chief Executive Office

I, Charles J. Mallon certify that:

1. I have reviewed this annual report on Form 10-K of Right Management Consultants, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: March 31, 2003               /s/ CHARLES J. MALLON
                                            ---------------------
                                            Charles J. Mallon,

                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

                         Report of Independent Auditors

To the Board of Directors and Shareholders of Right Management Consultants, Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Right Management Consultants, Inc. as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 7, 2003 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule as of December 31, 2002 and for the year then ended listed in Item 15(a) (2) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The financial statement schedule listed in Item 15(a) (2) of this Form 10-K as of December 31, 2001 and 2000 and for each of the years then ended, was audited by other auditors who have ceased operations and whose report dated February 2, 2002 expressed an unqualified opinion.

In our opinion, the financial statement schedule for the year ended December 31, 2002 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 7, 2003

The following report is a copy of the latest and dated report issued by Arthur Andersen LLP ("Andersen") for the years ended December 31, 2001 and 2000, and the report has not been reissued by Andersen. The report of Andersen is included in this annual report on Form 10-K pursuant to Rule 2-02(e) of Regulation S-X. After reasonable efforts the Company has not been able to obtain a reissued report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10-K.

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


                                                     /S/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 2, 2002


                                                         Right Management Consultants, Inc.

                                            Schedule II - Valuation and Qualifying Accounts and Reserves

                                                For the Years Ended December 31, 2002, 2001 and 2000




                                                                    Additions
                                                             -----------------------

                                           Balance at         Charged to            Acquired                            Balance at
                                          Beginning of        Costs and               from                                End of
Description                                   Year             Expenses           Acquisitions          Deductions          Year
-----------                                   ----             --------              --------          ----------          ----
2002:
Allowance for doubtful accounts           $ 2,835,000         $ 1,819,000            $310,000         $ 1,681,000     $ 3,283,000
                                          ============                                                                 ===========


2001:

Allowance for doubtful accounts           $ 1,596,000         $ 1,989,000                    -          $ 750,000      $ 2,835,000
                                          ============                                                                 ===========


2000:

Allowance for doubtful accounts           $ 1,467,000          $ 831,000                     -          $ 702,000      $ 1,596,000
                                          ============                                                                 ===========