Form 10-Q
period 2003-03-31
RIGHT MANAGEMENT CONSULTANTS INC
filed 2003-05-15
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended     March 31, 2003
                                        --------------------------


                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------


                         Commission File Number 0-15539

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                      23-2153729
     ---------------------------------------            ------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                    Identification No.)



     1818 Market Street, Philadelphia, Pennsylvania                   19103
     ----------------------------------------------                -----------
        (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code:  (215) 988-1588

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes       X                        No
                         ---------------                   ---------------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes       X                        No
                         ---------------                   ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2003:

 Common Stock, $0.01 par value                               22,707,281
 -----------------------------                          --------------------
              Class                                        Number of Shares


                                               Right Management Consultants, Inc.
                                              Condensed Consolidated Balance Sheets
                                            (Dollars in Thousands Except Share Data)
                                                           (Unaudited)


                                                                                         March 31,                    December 31,
                                                                                           2003                          2002
                                                                                           ----                          ----


                                                                  Assets

Current Assets:
  Cash and cash equivalents                                                                $ 23,600                      $ 33,886
  Accounts receivable, trade, net of allowance for doubtful accounts
    of $3,308 and $3,283 in 2003 and 2002, respectively                                      85,149                        86,972
  Royalties and fees receivable from Affiliates                                               5,826                         6,523
  Prepaid expenses and other current assets                                                  11,425                         9,235
  Deferred income taxes                                                                       1,720                         1,692
                                                                                 -------------------          --------------------
       Total Current Assets                                                                 127,720                       138,308


Property and equipment, net of accumulated depreciation of $58,774                           37,961                        38,988
   and $55,082 in 2003 and 2002, respectively

Goodwill, net of accumulated amortization of $22,675 and
    $22,277 in 2003 and 2002, respectively                                                  229,424                       225,401
Amortizable intangibles, net of accumulated amortization of $6,732
    and $5,308 in 2003 and 2002, respectively                                                22,044                        21,733
Deferred income taxes                                                                         3,014                         2,444
Other                                                                                        17,607                        16,796
                                                                                 -------------------          --------------------
       Total Assets                                                                       $ 437,770                     $ 443,670
                                                                                 ===================          ====================



                                                Liabilities and Shareholders' Equity


Current Liabilities:
  Current portion of long-term debt and other obligations                                  $ 21,556                      $ 22,152
  Accounts payable                                                                           30,886                        37,593
  Fees payable to Affiliates                                                                  3,880                         3,649
  Accrued incentive compensation and benefits                                                 4,905                        33,768
  Other accrued expenses                                                                     31,737                        30,915
  Deferred revenue                                                                           65,903                        72,757
                                                                                 -------------------          --------------------
       Total Current Liabilities                                                            158,867                       200,834

Long-term debt and other obligations                                                        119,538                        96,349

Deferred compensation and other long term liabilities                                        13,427                        10,127

Minority interest in subsidiaries                                                             4,231                         5,272

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, no par value; 1,000,000 shares authorized; no
    shares issued                                                                                 -                             -
  Common stock, $.01 par value; 45,000,000 shares authorized;
   27,073,787 and 27,002,858 shares issued and outstanding
   in 2003 and 2002, respectively                                                               270                           270
  Additional paid-in capital                                                                 32,231                        31,907
  Retained earnings                                                                         118,347                       107,938
  Accumulated other comprehensive income                                                      4,764                         4,878
                                                                                 -------------------          --------------------
                                                                                            155,612                       144,993
Less treasury stock, at cost, 4,375,134 shares
    in 2003 and 2002                                                                        (13,905)                      (13,905)
                                                                                 -------------------          --------------------
       Total Shareholders' Equity                                                           141,707                       131,088
                                                                                 -------------------          --------------------
       Total Liabilities and Shareholders' Equity                                         $ 437,770                     $ 443,670
                                                                                 ===================          ====================







      The accompanying notes are an integral part of these consolidated financial statements.


                                                         Right Management Consultants, Inc.
                                                    Condensed Consolidated Statements of Income
                                          (Dollars and Shares in Thousands Except Earnings per Share Data)
                                                                    (Unaudited)

                                                                                             Three Months Ended March 31,

                                                                                         2003                       2002
                                                                                         -----                      ----

   Revenue:
   Company office revenue                                                                  $ 119,917                   $ 95,339
   Affiliate royalties                                                                         1,547                      1,924
                                                                                   ------------------         ------------------
      Revenue before reimbursed expenses                                                     121,464                     97,263
   Reimbursed expenses                                                                         1,995                      1,076
                                                                                   ------------------         ------------------

   Total revenue                                                                             123,459                     98,339
                                                                                   ------------------         ------------------

   Expenses:
   Consultants' compensation                                                                  47,456                     38,058
   Office administration                                                                      31,546                     22,225
   Office sales and consulting support                                                        11,223                      7,467
   Office depreciation                                                                         2,537                      1,799
   General sales and administration                                                            8,435                     10,661
   Depreciation and amortization                                                               2,560                        946
                                                                                   ------------------         ------------------

   Total expenses                                                                            103,757                     81,156
                                                                                   ------------------         ------------------

   Income from operations                                                                     19,702                     17,183

   Net interest expense                                                                        1,274                        567
                                                                                   ------------------         ------------------

   Income before income taxes                                                                 18,428                     16,616

   Provision for income taxes                                                                  7,923                      7,150

   Minority interest in net income of subsidiaries, net of tax                                    96                        254
                                                                                   ------------------         ------------------

   Net income                                                                               $ 10,409                    $ 9,212
                                                                                   ==================         ==================

   Basic earnings per share                                                                   $ 0.46                     $ 0.41
                                                                                   ==================         ==================

   Diluted earnings per share                                                                 $ 0.43                     $ 0.38
                                                                                   ==================         ==================

   Basic weighted average shares outstanding                                                  22,656                     22,487
                                                                                   ==================         ==================

   Diluted weighted average shares outstanding                                                24,196                     24,281
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


                                                  Right Management Consultants, Inc.
                                             Condensed Consolidated Statements of Cash Flows
                                                          (Dollars in Thousands)
                                                                (Unaudited)


                                                                                       Three Months Ended March 31,

                                                                                  2003                      2002
                                                                                  -----                     ----

        Operating Activities:
          Net income                                                                 $ 10,409                    $ 9,212
          Adjustments to reconcile net income to net cash
            utilized in operating activities:
              Depreciation and amortization                                             5,062                      2,745
              Deferred income taxes                                                      (620)                       108
              Minority interest in net income of subsidiaries                              96                        254
              Provision for doubtful accounts                                             353                      1,030
              Stock option compensation                                                     -                         16
              Other non-cash items                                                        258                        709
              Loss on sale of business                                                    977                           -
              Changes in operating accounts, net of acquired businesses:
                  Accounts receivable, trade and from Affiliates                        3,166                      7,557
                  Prepaid expenses and other assets                                       204                      1,151
                  Accounts payable                                                     (6,938)                     3,869
                  Accrued incentive compensation, benefits and other expenses         (28,537)                   (30,094)
                  Fees payable to Affiliates and other liabilities                         42                        419
                  Deferred revenue                                                     (7,444)                    (2,749)
                                                                             -----------------        -------------------

          Net cash utilized in operating activities                                   (22,972)                    (5,773)
                                                                             -----------------        -------------------

        Investing Activities:
          Purchase of property and equipment                                           (3,360)                    (3,807)
          Acquisitions, net of cash acquired                                           (6,197)                  (105,586)
          Proceeds from sale of business                                                   35                          -
          Increase in cash surrender value of
           company-owned life insurance                                                  (545)                      (588)
                                                                             ----------------         ------------------

          Net cash utilized in investing activities                                   (10,067)                  (109,981)
                                                                             ----------------         ------------------

        Financing Activities:
          Borrowings under credit agreements                                           28,000                    135,432
          Payment of long-term debt and other obligations                              (4,592)                   (41,170)
          Principal payments under capital lease obligations                             (320)                         -
          Termination value of swap agreements                                              -                        358
          Debt commitment fees                                                              -                     (2,970)
          Cash dividends declared and paid to minority interests                         (409)                         -
          Proceeds from stock issuances                                                   213                        714
                                                                             ----------------         ------------------

          Net cash provided by financing activities                                    22,892                     92,364
                                                                             ----------------         ------------------

        Effect of exchange rate changes on cash and
         cash equivalents                                                                (139)                      (123)

        Decrease in cash and cash equivalents                                         (10,286)                   (23,513)

        Cash and cash equivalents, beginning of period                                 33,886                     48,655
                                                                             -----------------        -------------------

        Cash and cash equivalents, end of period                                     $ 23,600                   $ 25,142
                                                                             =================        ===================




      The   accompanying   notes  are  an  integral  part  of  these   condensed
consolidated financial statements.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.


Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Right Management Consultants, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

The Company recognizes revenue under the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the Securities and Exchange Commission in applying accounting principles generally accepted in the United States to revenue recognition for certain transactions. Under SAB No. 101, the Company recognizes career transition revenue from individual programs on a straight-line basis over the average length of time for candidates to find jobs based on statistically valid data for the specific type of program. If statistically valid data is not available, then the Company recognizes career transition revenue on a straight-line basis over the nominal life of the agreements. For group programs and large projects within the career transition line of business, the Company will defer and recognize revenue over the period within which the contracts are completed. The difference between the amount billed for career transition services and the amount recognized as revenue is carried on the Company's balance sheet as deferred revenue.

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation Arrangements
-------------------------------------

At March 31, 2003, the Company has two active stock based compensation plans: the 1993 Stock Incentive Plan and the Directors' Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation expense is recognized for stock option grants because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant. Had compensation cost for these plans been determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share ("EPS") for 2003 and 2002 would have been reduced to the following pro-forma amounts:

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                         2003                 2002
                                                                         ----                 ----
  Net income - as reported                                                $10,409,000           $9,212,000
  Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of tax                                     ($851,000)           ($604,000)
                                                                           ----------           ----------
  Net income - pro-forma                                                   $9,558,000           $8,608,000
  Basic EPS - as reported                                                       $0.46                $0.41
  Basic EPS - pro-forma                                                         $0.42                $0.38
  Diluted EPS - as reported                                                     $0.43                $0.38
  Diluted EPS - pro-forma                                                       $0.40                $0.35

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model. Grants in 2003 and 2002 were assumed to have no dividend yield. The weighted-average assumptions used for grants in 2003 were a risk-free interest rate of 3.61%, an expected volatility of 64.7%, and an expected option life of 8 years. The weighted-average assumptions used for grants in 2002 were a risk-free interest rate of 4.14%, an expected volatility of 65.0% and an expected option life of 7 years.

New Accounting Pronouncements
-----------------------------

In November 2002, the FASB issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or right to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that EITF Issue No. 00-21 may have on its financial position, cash flows and results of operations.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
-----------------

Certain amounts have been reclassified in the prior year's Condensed Consolidated Financial Statements and Notes thereto to conform with the current year presentation.

NOTE B - ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

                                      Currency          Derivative and
                                     Translation     Hedging Instruments
                                     Adjustments           Losses           Total
                                     -----------         -------------      -----

Balance at December 31, 2002               $ 5,935         $(1,057)        $ 4,878
Change in fair value of derivatives
and hedging instruments,
net of tax benefit                              --            (112)           (112)
Currency translation adjustment                 (2)             --              (2)
                                      ------------     ------------      ----------
Balance at March 31, 2003                  $ 5,933         $(1,169)        $ 4,764
                                      ============     ============      ===========

The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been made on these foreign currency translation adjustments. Total comprehensive income, including the components of accumulated other comprehensive income, for the three months ended March 31, 2003 and 2002 was $10,295,000 and $9,583,000, respectively.

NOTE C - ACQUISITIONS

Effective January 1, 2003, the Company acquired for cash and future defined contingent payments, the remaining 49% interest in its Spanish subsidiary, Right Glenoit SL, for a total ownership of 100% of this subsidiary. The purchase price, including transaction costs, totaled $1,203,000.

Also effective January 1, 2003, the Company acquired certain assets of Aston Promentor, an organizational consulting firm in Denmark. The purchase price, including transaction costs, totaled $2,110,000.

These acquisitions were accounted for using the purchase method. The purchase price allocations for these acquisitions are based upon information available at this time and are subject to change.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - ACQUISITIONS (Continued)

Also during the first quarter of 2003, the Company acquired certain products and methodologies, recorded by the Company as amortizable intangible assets, with a value of $650,000 from The Atlanta Consulting Group ("TACG"). The Company previously had sold and delivered these products and methodologies under a license agreement with TACG. The Company paid $250,000 in upfront cash for these assets and the Company will pay an aggregate of $450,000 in two separate future purchase price installments.

For the three months ended March 31, 2003, earnout payments and purchase price adjustments totaling $2,234,000 were recorded to goodwill.

The following table represents the assets acquired and liabilities assumed to arrive at net cash paid for the acquisitions discussed above, as well as for earnout payments and other adjustments related to prior acquisitions for the three months ended March 31, 2003 and 2002.

                                                                                         (Dollars in Thousands)
                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                     2003                      2002
                                                                                     ----                      ----
Assets acquired:
----------------
Accounts receivable                                                                         --                   $19,550
Prepaid expenses and other assets                                                           --                     5,739
Fixed assets                                                                                88                     3,645
Non-amortizable goodwill                                                                 4,758                    96,896
Amortizable intangibles                                                                  1,138                    23,970
Additional equity acquired in Spain (2003) and Japan (2002)                                531                     1,143
Other non-current assets                                                                    28                        --
                                                                                 -------------                 ----------
                                                                                         6,543                   150,943
Less liabilities acquired:
--------------------------
Current portion of long-term debt                                                           --                     (143)
Accounts payable and accrued expenses                                                    (346)                  (18,094)
Deferred revenue                                                                            --                  (23,436)
Long-term debt                                                                              --                     (192)
Deferred compensation and other long-term liabilities                                       --                     (480)
                                                                                 -------------                 ----------
                                                                                         (346)                  (42,345)
Less minority shareholder interests in Japan                                                --                   (3,012)
                                                                                 -------------                 ----------
Cash paid for acquisitions, net of cash acquired                                        $6,197                 $105,586
                                                                                 =============                 ==========

As of March 31, 2003, the Company estimates that the aggregate amount of future contingent earnout payments related to completed acquisitions and payable over the next three years, will range between $5,000,000 and $7,000,000.

The unaudited pro-forma results of operations for the three months ended March 31, 2003 and 2002, reflecting the combined results of the Company and acquisitions made subsequent to January 1, 2002, as if the acquisitions had been consummated at the beginning of each period presented, are as follows:


                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - ACQUISITIONS (Continued)

                                                      (Dollars and Shares in Thousands Except Earnings Per Share Data)
                                                                   Three Months Ended March 31,
                                                                        2003            2002
                                                                        ----            ----
                                                                                (Unaudited)


Revenue                                                                $ 123,459    $ 127,875
                                                                       =========    =========

Income before income taxes                                             $  18,428    $ 17,533
                                                                       =========    ========

Net income                                                             $  10,409     $ 9,824
                                                                       =========    ========

Diluted earnings per share                                             $    0.43     $  0.40
                                                                       =========    ========


Diluted weighted average
number of shares outstanding                                              24,196      24,281
                                                                       =========    ========



NOTE D - SALE OF BUSINESS

Effective January 31, 2003, the Company sold its executive search business in Norway for a purchase price of approximately $50,000. The pre-tax loss on this sale, included in general sales and administration on the Statement of Income for the three months ended March 31, 2003, was $663,000 and includes the write-off of intangible assets recorded at the time the Company acquired the executive search business and a provision for severance to terminated employees. The Company does not anticipate making any future material provisions related to the sale of this business.

For the first quarter of 2003 and 2002, the executive search operations in Norway generated revenue of $120,000 and $1,022,000, respectively, and a net loss of $134,000 and $340,000, respectively.

NOTE E - ACCRUED INCENTIVE COMPENSATION AND BENEFITS

The decrease in accrued incentive compensation and benefits on the Condensed Consolidated Balance Sheet at March 31, 2003 was a result of incentive payments made during the first quarter of 2003 that related to 2002 and the Company exceeding its earnings targets in 2002. The Company borrowed $28,000,000 under its credit agreement to help fund these incentive payments (see Note F).

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - DEBT AND OTHER OBLIGATIONS

On March 22, 2002, the Company entered into a Credit Agreement with a syndicate of banks including Wachovia Securities as Administrative Agent (the "Credit Agreement"). The Credit Agreement provides for a maximum $180,000,000 of total borrowings, consisting of a revolving loan commitment of $90,000,000 (the "Revolving Loan"), and a term loan of $90,000,000 (the "Term Loan").

The Revolving Loan and Term Loan are together referred to herein as the "Loans". The Loans require the Company to meet certain financial and non-financial covenants as defined in the Credit Agreement which was filed as exhibit 10.26 in the Company's Form 10-K for the fiscal year ended December 31, 2001.

Initial proceeds from the Loans of $130,000,000 together with Company cash were used to finance the acquisition of Coutts Consulting Group ("Coutts") in March 2002 and to repay the Company's outstanding indebtedness of $41,038,000 under its previous credit agreement that was terminated. The Company may borrow, repay and re-borrow funds during the five-year term of the Revolving Loan, subject to the financial covenants of the Credit Agreement. During the first quarter of 2003, the Company borrowed $28,000,000 in order to fund incentive payments (See Note E). As of March 31, 2003, approximately $2,827,000 remained available under the Revolving Loan. Future borrowings under the Revolving Loan will be used to finance working capital and other general corporate purposes, including permitted acquisitions. The Term Loan provides for equal, mandatory principal repayments made quarterly over its five-year term, and provides for additional voluntary prepayments during its term as defined in the Credit Agreement. During the first quarter of 2003, the Company made a mandatory principal payment of $4,500,000 under the Term Loan. The principal balance outstanding under the Loans as of March 31, 2003 was $137,000,000, of which $18,000,000 was included in the current portion of long term debt based on the mandatory principal payments due within one year.

The Loans are secured by a pledge of substantially all of the tangible and intangible assets of the Company, including the pledge of 100% of the capital stock of each of the Company's domestic subsidiaries and generally 65% of the voting equity of the Company's significant foreign subsidiaries. Under the Credit Agreement, future acquisitions are subject to certain limits; any acquisition in excess of these limits requires the banks' advance approval. As of March 31, 2003, the remaining annual limit through the end of 2003 for permitted acquisitions was approximately $27,900,000.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - DEBT AND OTHER OBLIGATIONS (Continued)

Interest on the Loans is variable and will be determined by London interbank offered rates (LIBOR) plus a margin ranging from 1.50% to 2.25% based on the relationship of funded debt to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Agreement. Alternatively, the interest on the Loans will be determined by the greater of prime or the Federal Funds Effective Rate plus one half of 1% plus a margin of up to 0.75% based on the relationship of funded debt to the Company's EBITDA, as defined in the Credit Agreement. The weighted average interest rate on the Loans for the first quarter of 2003 was 3.45%.

As of March 31, 2003, $2,717,000 in loan notes to certain sellers of Coutts was included in the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet. The notes are payable in seven years and bear interest at the rate of 4% per annum. Provisions of these loan notes allow the note-holders to redeem the notes after six months of the issuance date of the notes. During the first quarter of 2003, Andrew McRae, Executive Vice President for the European Group, called on a portion of his loan note and the Company paid Mr. McRae approximately $77,000, including interest and taxes. In order to secure these loan notes, letters of credit were issued to each of the note-holders. As of March 31, 2003, the notional amount on these letters of credit total $2,953,000 and expire in March 2004.

In addition, as of March 31, 2003, the Company had a letter of credit with the Bank of Scotland in the amount of $2,000,000 in connection with the Company's use of routine bank accounts at the bank, and to secure the bank against potential overdrafts in these accounts. This letter of credit expired in April 2003.

The Company has two fixed interest rate swap agreements, each designated as a cash flow derivative, for purposes of hedging against interest rate fluctuations on the outstanding amount under its Term Loan. The Company accounts for these swap agreements under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." The Company recognizes derivatives on the balance sheet at fair value.

Each swap agreement has a notional principal amount at March 31, 2003 of $36,000,000, and scheduled reductions in notional principal of $2,250,000 each quarter over the life of the swap. These agreements terminate on March 22, 2007. Under the terms of the swap agreements, the Company pays interest at a fixed rate of 2.815% on one swap and 2.57% on the other swap, and its lenders pay the Company interest at 90-day LIBOR, that was 1.29% as of March 31, 2003.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE G - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate its earnings per share ("EPS"). The calculation of EPS under SFAS No. 128 for March 31, 2003 and 2002 is as follows:

                                              For the three months                            For the three months
                                               ended March 31, 2003                           ended March 31, 2002
                                               --------------------                           --------------------

                                         Income          Shares        EPS              Income           Shares        EPS
                                         ------          ------        ---              ------           ------        ---
    Basic EPS:
    Net income                           $10,409,000     22,656,000     $0.46            $9,212,000      22,487,000     $0.41
                                                                        =====                                           =====
    Impact of options                          ---        1,540,000                            ---        1,794,000
                                        -----------       ---------                      ----------       ---------
    Diluted EPS:
    Net income                           $10,409,000     24,196,000     $0.43            $9,212,000      24,281,000     $0.38
                                         ===========     ==========     =====            ==========      ==========     =====

For the three months ended March 31, 2003, outstanding options to purchase 1,158,130 of Company Common Shares at option exercise prices ranging from $12.94 of $17.60 per share were excluded from the computation of diluted EPS, as the exercise price of these options was greater than the average market price of the Common Shares. For the three months ended March 31, 2002, outstanding options to purchase 505,604 of Company Common Shares at option exercise prices ranging from $14.63 of $14.65 per share were excluded from the computation of diluted EPS, as the exercise price of these options was greater than the average market price of the Common Shares.

As of March 31, 2003 and 2002, the Company's majority-owned Japanese subsidiary has stock options and warrants outstanding with certain minority shareholders and employees that are convertible into shares of this subsidiary's company stock. The dilutive impact of these stock options and warrants is immaterial to earnings per share for the three months ended March 31, 2003 and 2002.

NOTE H- SEGMENTS


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


The Company's operations are segregated into two lines of business: career transition and organizational consulting. The Company operates these lines of business across the geographic areas of the United States, Canada, Europe, Asia-Pacific, Japan and Brazil. These operations offer different services and require different marketing strategies. Career transition offers support for organizations separating employees, including assistance in handling the initial difficulties of termination, identifying continuing career goals and options, and aiding in developing skills for

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE H - SEGMENTS (Continued)

the search for a new job. Consulting specializes in helping companies with organizational performance, leadership development and talent management. With more than 300 service locations worldwide, the Company manages operations by geographic areas to enhance global growth and establish major accounts with global clients. The Company primarily delivers its services to mid-size and large companies, with no concentration in specific companies or industries.

Summarized operations of each of the Company's geographic areas as of March 31, 2003 and 2002 and for the three months then ended are presented below.


                                                                (Dollars in Thousands)
                                                                          Asia-
March 31, 2003                      U.S.       Canada          Europe     Pacific     Japan      Brazil       Consolidated
--------------                      ----       ------          ------     -------     -----      ------       ------------

Identifiable assets              $ 114,961     $ 23,884       $241,296    $16,173    $39,263     $ 2,193     $437,770
                                 ---------     --------       --------    -------    -------     -------     --------

March 31, 2002
--------------

Identifiable assets                127,995       17,313        190,081     13,419     33,384       2,376      384,568
                                 ---------     --------       --------    -------    -------     -------     --------


For the three
months ended
March 31, 2003
--------------

Revenue                            53,154        6,601        44,934       4,631      13,554        585      123,459
                                 ---------     --------       --------    -------    -------     -------     --------

Operating
income (loss) (1)                   5,460        2,117         8,787         934       2,544      (140)       19,702
                                 ---------     --------       --------    -------    -------     -------     --------

Depreciation                        1,974          270           800         106         289         20        3,459
                                 ---------     --------       --------    -------    -------     -------     --------

Amortization (2)                      378           15         1,125          --         110         10        1,638
                                 ---------     --------       --------    -------    -------     -------     --------

Capital expenditures (3)            1,133          433         1,638         107          31         18        3,360
                                 ---------     --------       --------    -------    -------     -------     --------

(1) The operating income reported for the U.S. segment includes Affiliate royalties and general sales and administration expenses and corporate depreciation and amortization expenses ("G&A Expenses") reported on the Condensed Consolidated Statements of Income. The Affiliate royalties total $1,547,000 and $1,924,000 for the three months ended March 31, 2003 and 2002, respectively, and G&A Expenses aggregate $10,995,000 and $11,607,000 for the three months ended March 31, 2003 and 2002, respectively. Affiliate royalties relate exclusively to U.S. franchises. G&A Expenses are not specific to one geographic location, but relate to the consolidated operations of the Company.

(2) Total amortization on a Consolidated basis is included in the U.S. segment only for the Operating income (loss) reported above.

(3) The capital expenditures reported exclude fixed assets acquired from acquisitions.




                                                  RIGHT MANAGEMENT CONSULTANTS, INC.
                                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (Unaudited)

NOTE H - SEGMENTS (Continued)

For the three
months ended                                                            Asia-
March 31, 2002                   U.S.        Canada        Europe      Pacific      Japan      Brazil       Consolidated
--------------                   ----        ------        ------      -------      -----      ------       ------------

Revenue                           $64,656      $ 6,183       $15,863     $ 4,769    $ 5,810     $ 1,058       $98,339
                                  -------      -------       -------     -------    -------     -------       -------

Operating
income (1)                         11,116        2,382         1,565       1,214        476         430        17,183
                                  -------      -------       -------     -------    -------     -------       -------

Depreciation                       1,813           78            289         184        137           8         2,509
                                  -------      -------       -------     -------    -------     -------       -------

Amortization (2)                     110            2             51          --         63          10           236
                                  -------      -------       -------     -------    -------     -------       -------

Capital expenditures (3)            2,045          183         1,209         148        104         118         3,807
                                  -------      -------       -------     -------    -------     -------       -------

(1) The operating income reported for the U.S. segment includes Affiliate royalties and general sales and administration expenses and corporate depreciation and amortization expenses ("G&A Expenses") reported on the Condensed Consolidated Statements of Income. The Affiliate royalties total $1,547,000 and $1,924,000 for the three months ended March 31, 2003 and 2002, respectively, and G&A Expenses aggregate $10,995,000 and $11,607,000 for the three months ended March 31, 2003 and 2002, respectively. Affiliate royalties relate exclusively to U.S. franchises. G&A Expenses are not specific to one geographic location, but relate to the consolidated operations of the Company.
(2) Total amortization on a Consolidated basis is included in the U.S. segment only for the Operating income (loss) reported above.
(3) The capital expenditures reported exclude fixed assets acquired from acquisitions.


Revenues and expenses of the Company's lines of business for Company offices, excluding Affiliate royalties, reimbursed expenses, total general sales and administration expenses and depreciation and amortization expenses ("G & A Expenses"), are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Company office revenue and operating income for each of the Company's lines of business in the aggregate for the three months ended March 31, 2003 and 2002 are as follows:


                                        (Dollars in Thousands)
                                 For the three months ended March 31,
                                 ------------------------------------

                             Career      Organizational
                            Transition     Consulting       Consolidated
                            ----------     ----------       ------------
       2003
       ----
     Company office
      revenue                $99,800          $20,117        $119,917
                             -------          -------        --------

     Company office
      operating income       $28,036           $1,114         $29,150
                             -------          -------        --------


       2002
       ----

Company office
  revenue                    $81,874          $13,465         $95,339
                             -------          -------         -------

Company office
 operating income (loss)     $27,060            $(194)        $26,866
                             -------            ------        -------


                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE H - SEGMENTS (Continued)

A reconciliation of Company office operating income for the three months ended March 31, 2003 and 2002 is as follows:

                                                           (Dollars in Thousands)
                                                       Three Months Ended March 31,
                                                            2003              2002
                                                            -----             ----
 Company office revenue                                 $ 119,917          $ 95,339
 Less:   Consultants' compensation                        (47,456)          (38,058)
         Office administration                            (31,546)          (22,225)
         Office sales and consulting support              (11,223)           (7,467)
         Office depreciation                               (2,537)           (1,799)
 Add:   Reimbursed expenses                                 1,995             1,076
                                                         ---------          -------
 Company office operating income                         $ 29,150          $ 26,866
                                                         =========          =======

NOTE I - SUBSEQUENT EVENTS

Effective April 1, 2003, the Company acquired an additional 46% interest in its Brazilian subsidiary bringing its total ownership in this subsidiary to 97%. The purchase price was a combination of cash and future defined contingent payments. The upfront cash paid totaled $1,680,000. In April 2003, the Company borrowed $2,000,000 under its Revolving Loan, the minimum borrowing amount per the terms of the Credit Agreement, to fund this acquisition and for working capital purposes.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations


The following table sets forth results of operations for the three months ended March 31, 2003 and 2002. This discussion and analysis should be read together with the condensed consolidated financial statements and accompanying notes thereto.


                                                                  (Dollars in Thousands)
                                                               Three Months Ended March 31,
                                                                     2003             2002
                                                                     ----             ----
   Company office revenue                                         $119,917          $95,339
   Company office expenses before reimbursed expenses               90,767           68,473
                                                                    ------           ------
       Company office operating income                              29,150           26,866
   Affiliate royalties                                               1,547            1,924
   General sales and administration                                  8,435           10,661
   Depreciation and amortization                                     2,560              946
   Interest expense, net                                             1,274              567
                                                                    ------           ------
       Income before income taxes                                   18,428           16,616
   Provision for income taxes                                        7,923            7,150
   Minority interest in net income of subsidiaries                      96              254
                                                                    ------           ------
   Net income                                                    $  10,409        $   9,212
                                                                 =========        =========

For the three months ended March 31, 2003, revenue generated by Company offices increased by 25.8%, or $24,578,000, from the corresponding quarter in 2002. This increase is primarily attributable to incremental revenue from the acquisition of Coutts. Coutts is included in the Company's results as of April 1, 2002. However, as of March 31, 2003, the Coutts acquisition has been fully integrated with the Company's network. Therefore, management reviews same office revenue for the Company on a pro-forma basis including the revenue of Coutts in the period of January 1 to March 31, 2002, adjusted for revenue recognition under SAB No. 101 (see Note A in the Notes to the Condensed Consolidated Financial Statements), and adjusted for the revenue from the executive search business in Norway that was sold during the first quarter of 2003 (See Note D in the Notes to the Condensed Consolidated Financial Statements.) Management determines same office revenue in the current year by excluding revenue from acquisitions consumated subsequent to the first quarter of 2002. These pro-forma same office revenue statistics are discussed in the following paragraphs and represent non-GAAP measurements.

The following table sets forth a reconciliation of the first quarter 2002 reported Company office revenue to pro-forma Company office revenue that includes the revenue of Coutts for the period of January 1 to March 31, 2002 and excludes the revenue from the executive search business in Norway from February and March 2002.


                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

                                                                                (Dollars in Thousands)
                                                                           Three Months Ended March 31, 2002
                                                                           ---------------------------------
                                                                       Career                              Total
                                                                     Transition        Consulting         Business
                                                                     ----------        ----------         --------

   Company office revenue as reported                                     $81,874          $13,465          $95,339
   Add Coutts revenue adjusted for revenue recognition
     under SAB No. 101                                                     22,061            3,651           25,712
   Less executive search revenue in Norway                                     --            (858)            (858)
                                                                         --------          --------        --------
   Pro-forma Company office revenue                                      $103,935          $16,258         $120,193
                                                                         ========          =======         ========


The Company's career transition line of business reported Company office revenue of $99,800,000, which represents a 21.9% or $17,926,000 increase from 2002. This increase is primarily due to incremental revenues from Coutts and from the impact of foreign currency exchange. The pro-forma same office revenue within the career transition line of business decreased by approximately 4.7%, attributable to lower sales volume in North America in the first quarter of 2003, partly offset by same office growth in Europe and Japan.

For the three months ended, March 31, 2003, the Company's consulting line of business reported revenue of $20,117,000, which represents a 49.4% or $6,652,000 increase from 2002. This increase includes incremental revenues from acquisitions, including Coutts, Aston Promentor and Assessment and Development Consult Holding BV, as well as pro-forma same office revenue growth of 7.5%.

For the three months ended March 31, 2003, Affiliate royalties, all generated in the United States, decreased 19.6% or $377,000 from 2002. The decrease in Affiliate royalties reflects a general decline in the demand for career transition services within these Affiliate territories.

For the three months ended March 31, 2003, total Company office expenses before reimbursed expenses increased 32.6% or $22,294,000 from 2002. This increase is due primarily to incremental costs from the Coutts acquisition, as well as increases in salaries and related payroll taxes of $15,554,000, rent expense of $3,295,000, travel costs of $1,365,000 and outside staffing costs to deliver services of $1,245,000, which were partly offset by a decrease in incentive costs of $4,078,000.

Company office operating income for the three months ended March 31, 2003 was $29,150,000 with a Company office margin of 24.3%, compared to operating income of $26,866,000 and a margin of 28.2% for the same period in the prior year. The decrease in Company office operating margin is due to a decrease in career transition margin in the North America and Asia-Pacific regions in the first quarter of 2003 resulting from lower sales volume in those regions as

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

compared to the same period in the prior year. Additionally, the geographic mix of the Company has changed to a greater proportion of revenue and operating results being reported from international operations that historically have had lower operating margins. However, the consulting line of business experienced an increase in operating margin resulting from improved operating results.

For the three months ended March 31, 2003, general sales and administration expenses and depreciation and amortization expenses, ("G & A expenses") decreased 5.3% or $612,000 from the same period in the prior year. This decrease in 2003 is due to a decrease in incentive costs, consulting services and bad debt expense, all of which is offset by an increase in amortization expense mostly due to the amortization of intangible assets associated with the Coutts client lists, and the $663,000 pre-tax loss on the sale of the executive search business in Norway (see Note D in the Notes to the Condensed Consolidated Financial Statements). G & A expenses as a percentage of total revenue were 8.9% and 11.8% for the three months ended March 31, 2003 and 2002, respectively.

Net interest expense for the three months ended March 31, 2003 increased $707,000 as compared to the same period in the prior year. The increase is due to a higher outstanding indebtedness resulting from borrowings to fund the acquisition of Coutts, partially offset by lower effective interest rates in the current year.

The minority interest in net income of subsidiaries for the three months ended March 31, 2003 was $96,000 for the minority interests related to the Company's subsidiaries in Japan and Brazil. The minority interest in net income of subsidiaries for the three months ended March 31, 2002 was $254,000 for the minority interests related to the Company's subsidiaries in Japan, Brazil and Spain. The decrease is attributable to an operating loss in Brazil for the first quarter 2003 and the Company's larger share of ownership of these subsidiaries in the current year, including 100% ownership of its Spanish subsidiary.

The Company's effective tax rates for the three months ended March 31, 2003 and 2002 were consistent at 43%.


Capital Resources and Liquidity
-------------------------------


As of March 31, 2003 and December 31, 2002, the Company had cash and cash equivalents of $23,600,000 and $33,886,000, respectively. The decrease in cash is primarily a result of paying bonuses to employees in the first quarter 2003 that related to 2002 performance and the funding of acquisitions and tax payments out of operating cash, offset by a $28,000,000 borrowing under the Credit Agreement (See Note F in the Notes to the Condensed Consolidated Financial Statements). As of March 31, 2003 and December 31, 2002, the Company had a working capital deficit of $31,147,000 and $62,526,000, respectively. The decrease in the working capital deficit is attributable to a decrease in accrued incentives, accounts payable and deferred revenue. Deferred revenue is eventually recognized into income over time, with no cash utilization.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Net cash utilized in operating activities amounted to $22,972,000 and $5,773,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in cash utilized in operating activities is primarily a result of a decrease in accounts payable and deferred revenue.

Net cash utilized in investing activities amounted to $10,067,000 and $109,981,000 for the three months ended March 31, 2003 and 2002, respectively. The investing activities for the three months ended March 31, 2002 reflects the acquisition of Coutts. Acquisitions made by the Company in the current period, including the additional 49% interest in its Spanish subsidiary and the acquisition of certain assets of Aston Promentor in Denmark, involved less cash utilization by the Company (See Note C in the Notes to the Condensed Consolidated Financial Statements).

Net cash provided by financing activities amounted to $22,892,000 and $92,364,000 for the three months ended March 31, 2003 and 2002, respectively. The financing activity for the three months ended 2002 reflects the $130,000,000 borrowing under the Credit Agreement to finance the Coutts acquisition and to repay outstanding indebtedness of $41,038,000 under the Company's prior credit agreement that has been terminated. In connection with the Coutts acquisition, the Company also issued loan notes to four individual sellers of Coutts for an aggregate of $5,432,000 at the time of the acquisition. During the three months ended March 31, 2003, the Company borrowed $28,000,000 under its Credit Agreement in order to fund incentive payments made in the first quarter of 2003 that related to 2002, and the Company made a mandatory $4,500,000 principal payment against its Term Loan under the Credit Agreement (See Note F in the Notes to the Condensed Consolidated Financial Statements).

As of March 31, 2003, the Company had approximately $2,827,000 available under the Revolving Loan of the Credit Agreement. Subsequent to March 31, 2003, the Company borrowed $2,000,000 in order to fund the acquisition of the additional 46% interest in its Brazilian subsidiary and for other working capital purposes. Management expects the borrowing capacity to increase due to anticipated voluntary principal prepayments as working capital needs and cash flow is expected to improve over the remainder of the year. Future borrowings under the Revolving Loan will be used to finance working capital and other general corporate purposes, including permitted acquisitions.

The Company anticipates that its cash generation and borrowing capacity will be sufficient to service its existing debt, outstanding commitments and to maintain Company operations at current levels for the foreseeable future. However, operating cash flows could be impacted by a prolonged decrease in the demand for the Company's services. The Company will continue to consider acquisitions and other expansion opportunities as they arise, subject to ongoing operating results and access to capital on terms acceptable to the Company. The economics of a proposed acquisition, the provisions of permitted acquisitions under the Credit Agreement, strategic implications and other circumstances justifying the expansion will be key factors in determining the amount and type of resources the Company will commit to future acquisitions.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

As of March 31, 2003, the Company's obligations and commitments include bank debt commitments, loan notes to the sellers of Coutts, office leases and equipment leases. For the periods subsequent to March 31, 2003, the aggregate maturities on these obligations are as follows:

                                                   (Dollars in Thousands)
                                  Less than                                 After
                       Total        1 Year       1-3 Years   4-5 Years      5 Years
                       -----      -----------    ---------   ---------      ---------

Bank debts &
loan notes           $139,924     $ 20,755     $ 35,962     $ 83,207       $   --

Capital leases       $  1,170     $    639     $    404     $    127       $   --

Office &
equipment leases     $114,769     $ 30,675     $ 42,357     $ 23,574       $ 18,163

As of March 31, 2003, the Company estimates that the aggregate amount of future contingent earnout payments related to completed acquisitions and payable over the next three years, will range between $5,000,000 and $7,000,000.

Forward Looking Statements
--------------------------

Statements included in this Report on Form 10-Q, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.
The Company cautions readers that forward looking statements including, without limitation, those relating to the Company's future business prospects, revenues, cash flow, working capital, goodwill impairment, future earnout payments, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors identified from time to time in the Company's reports filed with the SEC. The Company hereby incorporates by reference the discussion concerning forward looking statements set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC, as well as the risk factors identified within the same Annual Report on Form 10-K. Readers of this Report are cautioned not to place undue reliance upon these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward looking statements or reflect events or circumstances after the date hereof.

                                 PART I - ITEM 3
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS

The Company has two fixed interest rate swap agreements for purposes of hedging against interest rate fluctuations on the Term Loan under its Credit Agreement. Each swap agreement has a notional principal amount at March 31, 2003 of $36,000,000, and scheduled reductions in notional principal of $2,250,000 each quarter over the life of the swap. These agreements terminate on March 22, 2007. Under the terms of the swap agreements, the Company pays interest at a fixed rate of 2.815% on one swap and 2.57% on the other swap, and its lenders pay the Company interest at 90-day LIBOR, that was 1.29% as of March 31, 2003.

As of March 31, 2003, the Company had letters of credit totaling $4,953,000, of which $2,953,000 guarantees the fixed rate loan notes to the sellers of Coutts, and an aggregate notional principal of $137,000,000 outstanding under its Credit Agreement, that bears interest at variable rates. Based upon the variable rate debt under the Credit Agreement and the fixed interest rate swap agreements, a 100 basis point (1.0%) increase in interest rates on variable rate debt would increase interest expense for the three months ended March 31, 2003 by $96,000.

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Generally, if the U.S. dollar weakens against the foreign currencies that will result in a favorable impact to earnings and if the U.S. dollar strengthens against the foreign currencies, that will result in an unfavorable impact on earnings. From time to time, the Company enters into forward foreign exchange contracts to minimize the risk associated with currency movement relating to certain intercompany transactions. The gains and losses from these forward contracts were not material at March 31, 2003 and 2002.

                                 PART I - ITEM 4
                             CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                           PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 were not applicable in the three months ended March 31, 2003.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     a.   Exhibits:


               10.27 - First amendment, dated March 7, 2003, to the Credit Agreement dated March 22, 2003, between Right Management Consultants, Inc. and its United States wholly owned subsidiaries and UBS Warburg LLC, Fleet National Bank, Suntrust Bank, Bank of America, N.A., and First Union National Bank (doing business as Wachovia Securities).

               10.28 - Amendment to the Articles of Incorporation of the Company to increase the amount of authorized shares of Common Stock by 55,000,000 to a total of 100,000,000 authorized Common Shares, that was approved by shareholders at the 2003 Annual Shareholders meeting held on May 1, 2003.

               10.29 - 2003 Employee Stock Purchase Plan of the Company, approved by shareholders at the 2003 Annual Shareholders meeting held on May 1, 2003.

               99 - Management certifications required by Section 906 of the Sarbanes - Oxley Act of 2002.

     b. No reports on Form 8-K were filed during the period for which this Report is filed.





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHT MANAGEMENT CONSULTANTS, INC.



         BY:/S/ RICHARD J. PINOLA                    May 15, 2003
           ------------------------                  ------------
         Richard J. Pinola                             Date
         Chairman and Chief Executive Officer


         BY :/S/ CHARLES J. MALLON                   May 15, 2003
           ------------------------                  ------------
         Charles J. Mallon                             Date
         Chief Financial Officer and
         Principal Accounting Officer

                                  CERTIFICATION

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

 Date: May 15, 2003              BY:/S/ RICHARD J. PINOLA
                                   ------------------------
                                     Name: Richard J. Pinola
                                     Title: Chairman and Chief Executive Officer

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

     Date: May 15, 2003                 BY :/S/ CHARLES J. MALLON
                                          ---------------------------
                                            Name: Charles J. Mallon
                                            Title: Chief Financial Officer and
                                                   Principal Accounting Officer