Form 10-Q
period 2003-06-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 2003-08-14
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from_______ to


                         Commission File Number 0-15539
                                                -------

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                23-2153729
-------------------------------                      ------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                      Identification No.)


    1818 Market Street, Philadelphia, Pennsylvania                   19103
    ----------------------------------------------                 ---------
       (Address of principal executive offices)                   (Zip Code)


         Registrant's telephone number, including area code:  (215) 988-1588

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

                          Yes       X                        No
                                  -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2003:

         Common Stock, $0.01 par value                     22,781,154
         -----------------------------                     ----------
                      Class                             Number of Shares



                                                 Right Management Consultants, Inc.
                                                Condensed Consolidated Balance Sheets
                                              (Dollars in Thousands Except Share Data)
                                                             (Unaudited)


                                                                                                    June 30,           December 31,
                                                                                                     2003                 2002
                                                                                                     -----                -----
                                                 Assets
  Current Assets:
    Cash and cash equivalents                                                                       $ 19,323               $ 33,886
    Accounts receivable, trade, net of allowance for doubtful accounts
      of $3,290 and $3,283 in 2003 and 2002, respectively                                             78,342                 86,972
    Royalties and fees receivable from Affiliates                                                      6,976                  6,523
    Prepaid expenses and other current assets                                                         12,835                  9,235
    Deferred income taxes                                                                              1,842                  1,692
                                                                                              ---------------          -------------
         Total Current Assets                                                                        119,318                138,308


  Property and equipment, net of accumulated depreciation of $63,821                                  38,167                 38,988
     and $55,082 in 2003 and 2002, respectively

  Goodwill, net of accumulated amortization of $23,449 and
      $22,277 in 2003 and 2002, respectively                                                         243,443                225,401
  Amortizable intangibles, net of accumulated amortization of $8,419
      and $5,308 in 2003 and 2002, respectively                                                       21,616                 21,733
  Deferred income taxes                                                                                3,310                  2,444
  Other                                                                                               19,209                 16,796
                                                                                              ---------------          -------------
         Total Assets                                                                              $ 445,063              $ 443,670
                                                                                              ===============          =============



                           Liabilities and Shareholders' Equity


  Current Liabilities:
    Current portion of long-term debt and other obligations                                         $ 21,483               $ 22,152
    Accounts payable                                                                                  22,516                 37,593
    Fees payable to Affiliates                                                                         4,491                  3,649
    Accrued incentive compensation and benefits                                                        8,816                 33,768
    Other accrued expenses                                                                            30,344                 30,915
    Deferred revenue                                                                                  59,023                 72,757
                                                                                              ---------------          -------------
         Total Current Liabilities                                                                   146,673                200,834

  Long-term debt and other obligations, net of current portion                                       113,041                 96,349

  Deferred compensation and other long term liabilities                                               14,911                 10,127

  Minority interest in subsidiaries                                                                    4,180                  5,272

  Commitments and Contingencies

  Shareholders' Equity:
    Preferred stock, no par value; 1,000,000 shares authorized; no
      shares issued                                                                                        -                      -
    Common stock, $.01 par value; 100,000,000 shares authorized;
     27,141,070 and 27,002,858 shares issued in 2003 and 2002, respectively                              271                    270
    Additional paid-in capital                                                                        33,045                 31,907
    Retained earnings                                                                                130,567                107,938
    Accumulated other comprehensive income                                                            16,280                  4,878
                                                                                              ---------------          -------------
                                                                                                     180,163                144,993
  Less treasury stock, at cost, 4,375,134 shares
      in 2003 and 2002                                                                               (13,905)               (13,905)
                                                                                              ---------------          -------------
         Total Shareholders' Equity                                                                  166,258                131,088
                                                                                              ---------------          -------------
         Total Liabilities and Shareholders' Equity                                                $ 445,063              $ 443,670
                                                                                              ===============          =============


     The accompanying notes are an integral part of these condensed consolidated financial statements.



                                     Right Management Consultants, Inc.
                             Condensed Consolidated Statements of Operations
                          (Dollars in Thousands Except Earnings per Share Data)
                                               (Unaudited)

                                                                      Three Months Ended June 30,

                                                                2003                         2002
                                                                ----                         -----
   Revenue:
   Company office revenue                                          $ 115,296                    $ 124,032
   Affiliate royalties                                                 1,604                        1,792
                                                          -------------------          -------------------
      Revenue before reimbursed expenses                             116,900                      125,824
   Reimbursed expenses                                                 1,461                        1,554
                                                          -------------------          -------------------

   Total revenue                                                     118,361                      127,378
                                                          -------------------          -------------------

   Expenses:
   Consultants' compensation                                          43,358                       47,702
   Office administration                                              31,332                       32,963
   Office sales and consulting support                                10,888                       11,189
   Office depreciation                                                 2,676                        2,149
   General sales and administration                                    5,951                        7,933
   Depreciation and amortization                                       2,274                        2,529
                                                          -------------------          -------------------

   Total expenses                                                     96,479                      104,465
                                                          -------------------          -------------------

   Income from operations                                             21,882                       22,913

   Net interest expense                                                1,707                        1,318
                                                          -------------------          -------------------

   Income before income taxes                                         20,175                       21,595

   Provision for income taxes                                          7,904                       10,427

   Minority interest in net income of subsidiaries                        51                          584
                                                          -------------------          -------------------

   Net income                                                       $ 12,220                     $ 10,584
                                                          ===================          ===================

   Basic earnings per share                                           $ 0.54                       $ 0.47
                                                          ===================          ===================

   Diluted earnings per share                                         $ 0.50                       $ 0.43
                                                          ===================          ===================

   Basic weighted average shares outstanding                      22,726,000                   22,614,000
                                                          ===================          ===================

   Diluted weighted average shares outstanding                    24,261,000                   24,488,000
                                                          ===================          ===================

     The accompanying notes are an integral part of these condensed consolidated financial statements.




                       Right Management Consultants, Inc.
                 Condensed Consolidated Statements of Operations
              (Dollars in Thousands Except Earnings per Share Data)
                                   (Unaudited)

                                                                          Six Months Ended June 30,
                                                                          ---------------------------

                                                                      2003                           2002
                                                                      ----                           ----
   Revenue:
   Company office revenue                                             $ 235,213                      $ 219,371
   Affiliate royalties                                                    3,151                          3,716
                                                           ---------------------          ---------------------
      Revenue before reimbursed expenses                                238,364                        223,087
   Reimbursed expenses                                                    3,456                          2,630
                                                           ---------------------          ---------------------

   Total revenue                                                        241,820                        225,717
                                                           ---------------------          ---------------------

   Expenses:
   Consultants' compensation                                             90,814                         85,760
   Office administration                                                 62,878                         55,188
   Office sales and consulting support                                   22,111                         18,656
   Office depreciation                                                    5,213                          3,948
   General sales and administration                                      14,386                         18,594
   Depreciation and amortization                                          4,834                          3,475
                                                           ---------------------          ---------------------

   Total expenses                                                       200,236                        185,621
                                                           ---------------------          ---------------------

   Income from operations                                                41,584                         40,096

   Net interest expense                                                   2,981                          1,885
                                                           ---------------------          ---------------------

   Income before income taxes                                            38,603                         38,211

   Provision for income taxes                                            15,827                         17,577

   Minority interest in net income of subsidiaries                          147                            838
                                                           ---------------------          ---------------------

   Net income                                                          $ 22,629                       $ 19,796
                                                           =====================          =====================

   Basic earnings per share                                              $ 1.00                         $ 0.88
                                                           =====================          =====================

   Diluted earnings per share                                            $ 0.93                         $ 0.81
                                                           =====================          =====================

   Basic weighted average shares outstanding                         22,691,000                     22,551,000
                                                           =====================          =====================

   Diluted weighted average shares outstanding                       24,235,000                     24,354,000
                                                           =====================          =====================

      The accompanying notes are an integral part of these condensed consolidated financial statements.



                       Right Management Consultants, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                  Six Months Ended June 30,
                                                                                  --------------------------
                                                                                   2003                2002
                                                                                   ----                ----
Operating Activities:
  Net income                                                                   $  22,629           $  19,796
  Adjustments to reconcile net income to net cash
    (utilized in) provided by operating activities:
      Depreciation and amortization                                                9,972               7,410
      Deferred income taxes                                                         (941)                 27
      Tax benefit from the exercise of stock options                                 280                 867
      Minority interest in net income of subsidiaries                                147                 838
      Provision for doubtful accounts                                                616               1,752
      Amortization of debt commitment fees                                           380                --
      Stock option compensation                                                     --                    42
      Other non-cash items                                                         1,231                 (66)
      Loss on sale of business                                                     1,043                --
      Foreign exchange gains and losses on transactions                           (2,056)               (698)
      Changes in operating accounts, net of acquired businesses:
          Accounts receivable, trade and from Affiliates                          11,190              17,622
          Prepaid expenses and other assets                                       (1,901)               (359)
          Accounts payable                                                       (16,570)             (1,454)
          Accrued incentive compensation, benefits and other expenses            (26,599)            (18,536)
          Fees payable to Affiliates and other liabilities                           830              (1,096)
          Deferred revenue                                                       (15,935)             (5,258)
                                                                               ---------           ---------

  Net cash (utilized in) provided by operating activities                        (15,684)             20,887
                                                                               ---------           ---------

Investing Activities:
  Purchase of property and equipment                                              (6,279)             (8,024)
  Acquisitions, net of cash acquired                                              (9,669)           (106,519)
  Proceeds from sale of business                                                      35                --
  Increase in cash surrender value of
   company-owned life insurance                                                     (894)               (586)
                                                                               ---------           ---------

  Net cash utilized in investing activities                                      (16,807)           (115,129)
                                                                               ---------           ---------
Financing Activities:
  Borrowings under credit agreements                                              30,000             135,432
  Payment of long-term debt and other obligations                                (13,098)            (45,806)
  Termination value of swap agreements                                              --                   358
  Debt commitment fees                                                              --                (3,278)
  Cash dividends declared and paid to minority interests                            (407)               --
  Proceeds from stock issuances                                                      859               1,232
                                                                               ---------           ---------
  Net cash provided by financing activities                                       17,354              87,938

Effect of exchange rate changes on cash and
 cash equivalents                                                                    574                 743

Decrease in cash and cash equivalents                                            (14,563)             (5,561)

Cash and cash equivalents, beginning of period                                    33,886              48,655
                                                                               ---------           ---------

Cash and cash equivalents, end of period                                       $  19,323           $  43,094
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


                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation Arrangements
-------------------------------------

     At June 30, 2003, the Company has two active stock based compensation plans: the 1993 Stock Incentive Plan and the Directors' Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation expense is recognized for stock option grants because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant. Had compensation cost for these plans been determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SAFS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-An Amendment of FASB Statement No. 123," the Company's net income and earnings per share ("EPS") for 2003 and 2002 would have been reduced to the following pro-forma amounts:



                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                   ----------------------------- ----------------------------
                                                   2003            2002             2003           2002
                                                   ----            ----             ----           ----
  Net income - as reported                        $12,220,000   $10,584,000       $22,629,000    $19,796,000
  Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of tax              (929,000)     (546,000)       (1,780,000)    (1,150,000)
                                                  -----------   -----------       -----------    -----------
  Net income - pro-forma                          $11,291,000   $10,038,000       $20,849,000    $18,646,000
  Basic EPS - as reported                               $0.54         $0.47             $1.00          $0.88
  Basic EPS - pro-forma                                 $0.50         $0.44             $0.92          $0.83
  Diluted EPS - as reported                             $0.50         $0.43             $0.93          $0.81
  Diluted EPS - pro-forma                               $0.47         $0.41             $0.86          $0.77



The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model. Grants were assumed to have no dividend yield. The weighted-average assumptions used for grants in 2003 were a risk-free interest rate of 3.61%, an expected volatility of 63.95%, and an expected option life of approximately 7.6 years. The weighted-average assumptions used for grants in 2002 were a risk-free interest rate of 4.14%, an expected volatility of 65.0% and an expected option life of 7 years.

Income Taxes
-------------

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". In accordance with SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the difference is reversed.

The income tax rate for the three and six months ended June 30, 2003 was 39% and 41%, respectively, compared to 48% and 46% for the three and six months ended June 30, 2002, respectively. The decrease reflects lower non-deductible costs in the current year as compared to 2002, as well as the impact of greater amounts of income being generated in lower tax jurisdictions in the current year.

As of March 31, 2003 the Company's effective tax rate was 43%. For the second quarter 2003, the Company reduced its provision for income taxes to 39%. The impact of the reduced rate contributed $771,000 to net income for the three and six months ended June 30, 2003 and adjusts the year-to-date 2003 income tax rate to the projected full year rate of 41%.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


New Accounting Pronouncements
-----------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue No. 00-21 ("EITF Issue No. 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or right to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that EITF Issue No. 00-21 may have on its financial position, cash flows and results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). It clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FIN No. 46 is applicable to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The effective date for variable interest entities acquired on or before January 31, 2003 is July 1, 2003. The Company is currently evaluating the impact of FASB Interpretation No. 46 on its consolidated financial statements.

Reclassifications
-----------------

Certain amounts have been reclassified in the prior year's Condensed Consolidated Financial Statements and Notes thereto to conform with the current year presentation.

NOTE B - ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):


                                              Currency            Derivative and
                                             Translation        Hedging Instruments
                                            Adjustments               Losses              Total
                                            -----------         -------------------       -----

Balance at December 31, 2002                    $ 5,935                $(1,057)         $ 4,878
Change in fair value of derivatives
         and hedging instruments,
         net of tax benefit                          --                   (358)            (358)
Currency translation adjustment (1)              11,760                     --           11,760
                                               ---------              ---------        ---------
Balance at June 30, 2003                        $17,695                $(1,415)         $16,280
                                               =========              =========        =========

(1) For the six months ended June 30, 2003, the currency translation impact on goodwill was an increase of $11,770,000.


                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME (Continued)

The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been made on these foreign currency translation adjustments. The following table sets forth the Company's comprehensive income for the three and six months ended June 30, 2003 and 2002:



                                                                 Dollars in Thousands
                                                Three Months Ended June 30,  Six Months Ended June 30,
                                                ---------------------------  -------------------------
                                                   2003           2002          2003           2002
                                                   ----           ----          ----           ----
Net income                                      $ 12,220       $ 10,584      $ 22,629       $ 19,796
Change in the fair value of derivatives and
   hedging instruments, net of tax benefit          (246)          --            (358)           (38)
Termination of derivatives and hedging
   instruments                                      --             --            --              183
Currency translation adjustment                   11,762          6,601        11,760          6,827
                                                --------       --------      --------       --------
Comprehensive income                            $ 23,736       $ 17,185      $ 34,031       $ 26,768
                                                ========       ========      ========       ========



NOTE C - ACQUISITIONS

Effective January 1, 2003, the Company acquired for cash and future defined contingent payments, the remaining 49% interest in its Spanish subsidiary, Right Glenoit SL, for a total ownership of 100% of this subsidiary. The purchase price for the 49% interest, including transaction costs, totaled $1,203,000.

Also effective January 1, 2003, the Company acquired certain assets of Aston Promentor, an organizational consulting firm in Denmark. The purchase price, including transaction costs, totaled $2,110,000.

Effective April 1, 2003, the Company acquired an additional 46% interest in its Brazilian subsidiary bringing its total ownership in this subsidiary to 97%. The purchase price for the 46% interest was a combination of cash and future defined contingent payments. The upfront cash paid totaled $1,680,000. In April 2003, the Company borrowed $2,000,000 under its Revolving Loan, the minimum borrowing amount per the terms of the Credit Agreement, to fund this acquisition and for working capital purposes.

Also effective April 1, 2003, the Company acquired an additional 25 shares in its Japanese subsidiary for a total of $423,000. As of June 30, 2003, the Company's interest in this subsidiary remains at 85%.

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

For the six months ended June 30, 2003, earnout payments totaling $461,000 and purchase price adjustments totaling $3,142,000 were recorded to goodwill. These additional purchase price adjustments relate to synergies and transaction costs from acquisitions made in the prior year.

The following table represents the assets acquired and liabilities assumed to arrive at net cash paid for the acquisitions discussed above, as well as for earnout payments and other adjustments related to prior acquisitions for the six months ended June 30, 2003 and 2002. The prior year non-amortizable goodwill and amortizable intangibles are adjusted for final purchase price allocations.


                                                                    (Dollars in Thousands)
                                                                  Six Months Ended June 30,
                                                                  --------------------------
                                                                    2003               2002
                                                                 --------            --------
Assets acquired:
Accounts receivable                                            $    --             $  19,550
Prepaid expenses and other assets                                   --                 5,739
Fixed assets                                                          88               3,645
Non-amortizable goodwill                                           7,527             103,638
Amortizable intangibles                                            1,739              17,600
Additional equity acquired in Spain and Japan                        633               1,704
Other non-current assets                                              28                --
                                                                 --------            --------
                                                                  10,015             151,876
Less liabilities acquired:
Current portion of long-term debt                                   --                  (143)
Accounts payable and accrued expenses                               (346)            (18,094)
Deferred revenue                                                    --               (23,436)
Long-term debt                                                      --                  (192)
Deferred compensation and other long-term liabilities               --                  (480)
                                                                 --------            --------
                                                                    (346)            (42,345)
Less minority shareholder interests in Japan                        --                (3,012)
                                                                 --------            --------
Cash paid for acquisitions, net of cash acquired               $   9,669           $ 106,519
                                                                 ========            ========



As of June 30, 2003, the Company estimates that the aggregate amount of future contingent earnout payments related to completed acquisitions and payable over the next three years, will range between $5,000,000 and $7,000,000.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - ACQUISITIONS (Continued)

The unaudited pro-forma results of operations for the three and six months ended June 30, 2003 and 2002, reflecting the combined results of the Company and acquisitions made subsequent to January 1, 2002, as if the acquisitions had been consummated at the beginning of each period presented, are as follows:



                             (Dollars and Shares in Thousands Except Earnings Per Share Data)
                                  Three Months Ended June 30,   Six Months Ended June 30,
                                    2003          2002          2003          2002
                                    ----          ----          ----          ----
                                        (Unaudited)                  (Unaudited)

Revenue                           $118,361      $131,355      $241,820      $259,132
                                  ========      ========      ========      ========

Income before income taxes        $ 20,175      $ 21,435      $ 38,603      $ 38,962
                                  ========      ========      ========      ========

Net income                        $ 12,220      $ 10,324      $ 22,655      $ 19,758
                                  ========      ========      ========      ========

Diluted earnings per share        $   0.50      $   0.42      $   0.93      $   0.81
                                  ========      ========      ========      ========
Diluted weighted average
number of shares outstanding        24,261        24,488        24,235        24,354
                                  ========      ========      ========      ========



NOTE D - SALE OF BUSINESS

Effective January 31, 2003, the Company sold its executive search business in Norway for a purchase price of approximately $50,000. Also effective in April 2003, the Company sold its executive search business in Sweden for a nominal purchase price. The pre-tax loss on these sales, included in general sales and administration on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2003, was $1,043,000 and includes the write-off of intangible assets recorded at the time the Company acquired the executive search businesses and a provision for severance to terminated employees. The Company does not anticipate making any future material provisions related to the sale of these businesses.

For the six months ended June 30, 2003 and 2002, the executive search operations in Norway and Sweden generated revenue of $239,000 and $1,464,000, respectively, and a net loss of $181,000 and $228,000, respectively.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - ACCRUED INCENTIVE COMPENSATION AND BENEFITS

The decrease in accrued incentive compensation and benefits on the Condensed Consolidated Balance Sheet at June 30, 2003 was a result of incentive payments made during the first quarter of 2003 that related to 2002 and the Company exceeding its earnings targets in 2002. The Company borrowed $28,000,000 under its credit agreement to help fund these incentive payments (see Note F).

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

Initial proceeds from the Loans of $130,000,000 together with Company cash were used to finance the acquisition of Coutts Consulting Group ("Coutts") in March 2002 and to repay the Company's outstanding indebtedness of $41,038,000 under its previous credit agreement that was terminated. The Company may borrow, repay and re-borrow funds during the five-year term of the Revolving Loan, subject to the financial covenants of the Credit Agreement. During the first six months of 2003, the Company borrowed $28,000,000 in order to fund incentive payments (See Note E) and $2,000,000 for the purchase of an additional interest in its Brazilian subsidiary (See Note C). The Company also made voluntary principal payments totaling $4,000,000 under the Revolving Loan. As of June 30, 2003, approximately $2,302,000 remained available under the Revolving Loan. Future borrowings under this Loan will be used to finance working capital and other general corporate purposes, including permitted acquisitions. The Term Loan provides for equal, mandatory principal repayments made quarterly over its five-year term, and provides for additional voluntary prepayments during its term as defined in the Credit Agreement. During the first six months of 2003, the Company made mandatory principal payments totaling $9,000,000 under the Term Loan. The principal balance outstanding under the Loans as of June 30, 2003 was $130,500,000, of which $18,000,000 was included in the current portion of long term debt based on the mandatory principal payments due within one year.

The Loans are secured by a pledge of substantially all of the tangible and intangible assets of the Company, including the pledge of 100% of the capital stock of each of the Company's domestic subsidiaries and generally 65% of the voting equity of the Company's significant foreign subsidiaries. Under the Credit Agreement, future acquisitions are subject to certain limits and any acquisition in excess of these limits requires the banks' advance approval. As of June 30, 2003,

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - DEBT AND OTHER OBLIGATIONS (Continued)

the remaining annual limit through the end of 2003 for permitted acquisitions was approximately $27,240,000.

Interest on the Loans is variable and will be determined by London interbank offered rates (LIBOR) plus a margin ranging from 1.50% to 2.25% based on the relationship of funded debt to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Agreement. Alternatively, the interest on the Loans will be determined by the greater of prime or the Federal Funds Effective Rate plus one half of 1% plus a margin of up to 0.75% based on the relationship of funded debt to the Company's EBITDA, as defined in the Credit Agreement. The weighted average interest rate on the Loans for the first six months of 2003 was 3.28%.

As of June 30, 2003, $2,845,000 in loan notes to certain sellers of Coutts was included in the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet. The notes are payable in seven years and bear interest at the rate of 4% per annum. Provisions of these loan notes allow the note-holders to redeem the notes after six months of the issuance date of the notes. In order to secure these loan notes, letters of credit were issued to each of the note-holders. As of June 30, 2003, the notional amount on these letters of credit total $2,953,000 and expire in March 2004.

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

Each swap agreement has a notional principal amount at June 30, 2003 of $33,750,000, and scheduled reductions in notional principal of $2,250,000 each quarter over the life of the swap. These agreements terminate on March 22, 2007. Under the terms of the swap agreements, the Company pays interest at a fixed rate of 2.815% on one swap and 2.57% on the other swap, and its lenders pay the Company interest at 90-day LIBOR, that was 1.10% as of June 30, 2003.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - TERMINATION ACCRUAL

During the second quarter 2003, the Company accrued for a one-time charge of $1,167,000 for severance related to employee terminations, pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The employee terminations are a result of aligning costs with business volume anticipated over the remainder of 2003. As of June 30, 2003 the severance accrual was $534,000.

NOTE H - EARNINGS PER SHARE

Earnings per share ("EPS") for the three and six months ended June 30, 2003 and 2002 as calculated under SFAS No. 128, "Earnings per Share" is as follows:



                                               For the three months                               For the three months
                                                ended June 30, 2003                               ended June 30, 2002
                                                -------------------                               -------------------
                                         Income          Shares        EPS              Income           Shares        EPS
                                         ------          ------        ---              ------           ------        ---
    Basic EPS:
    Net income                           $12,220,000     22,726,000     $0.54           $10,584,000      22,614,000     $0.47
    Impact of options                            ---      1,535,000     =====               ---           1,874,000     =====
                                         -----------   ------------                     -----------     -----------
    Diluted EPS:
    Net income                           $12,220,000     24,261,000     $0.50           $10,584,000      24,488,000     $0.43
                                         ===========   ============     =====           ===========      ==========     =====

                                                For the six months                                For the six months
                                                ended June 30, 2003                               ended June 30, 2002
                                                -------------------                               -------------------
                                         Income          Shares        EPS              Income           Shares        EPS
                                         ------          ------        ---              ------           ------        ---
    Basic EPS:
    Net income                           $22,629,000     22,691,000     $1.00           $19,796,000      22,551,000     $0.88
    Impact of options                            ---      1,544,000     =====                   ---        1,803,000    =====
                                         -----------   ------------                     -----------     -----------
    Diluted EPS:
    Net income                           $22,629,000     24,235,000     $0.93           $19,796,000      24,354,000     $0.81
                                         ===========   ============     =====           ===========      ==========     =====


For the three and six months ended June 30, 2003, outstanding options to purchase 1,125,454 Company Common Shares at option exercise prices ranging from $12.94 of $17.60 per share were excluded from the computation of diluted EPS, as the exercise price of these options was greater than the average market price of the Common Shares. For the three and six months ended June 30, 2002, outstanding options to purchase 26,250 Company Common Shares at an option exercise price of $17.60 per share were excluded from the computation of diluted EPS, as the exercise price of these options was greater than the average market price of the Common Shares.

As of June 30, 2003 and 2002, the Company's majority-owned Japanese subsidiary has stock options and warrants outstanding with certain minority shareholders and employees that are convertible into shares of this subsidiary's company stock. The dilutive impact of these stock options and warrants is immaterial to earnings per share for the three and six months ended June 30, 2003 and 2002.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE I- SEGMENTS

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

Summarized operations of each of the Company's geographic areas as of June 30, 2003 and 2002 and for the three and six months then ended are presented below.


                                                    (Dollars in Thousands)
                                                                    Asia-
June 30, 2003               U.S.        Canada      Europe         Pacific       Japan         Brazil       Consolidated
-------------              -----        ------      ------         --------      -------       ------       ------------
Identifiable assets      $118,620      $ 24,221      $246,876      $ 15,252      $ 36,122      $  3,972      $445,063
                         --------      --------      --------      --------      --------      --------      --------

June 30, 2002
-------------

Identifiable assets       124,470        21,252       198,944        15,068        45,584         2,230       407,548
                         --------      --------      --------      --------      --------      --------      --------





                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE I - SEGMENTS (Continued)

                                                          (Dollars in Thousands)
For the three
months ended                                                              Asia-
June 30, 2003                    U.S.        Canada        Europe        Pacific       Japan         Brazil      Consolidated
-------------                   -----        ------        ------       --------       -------       ------       ------------

Revenue                       $ 50,419      $  6,426       $ 44,643      $  4,675      $ 11,374      $    824      $118,361
                               --------      --------      --------      --------      --------      --------      --------
Operating
income (1), (2)                  8,533         2,101          8,611         1,135         1,446            56        21,882
                               --------      --------      --------      --------      --------      --------      --------

Depreciation                     2,034           275            904           108           320            24         3,665
                               --------      --------      --------      --------      --------      --------      --------

Amortization (2)                    15            16          1,143          --             101            10         1,285
                               --------      --------      --------      --------      --------      --------      --------

Capital expenditures (3)         1,574          (294)         1,273           207            54           105         2,919
                               --------      --------      --------      --------      --------      --------      --------

For the three
months ended
June 30, 2002
-------------

Revenue                         61,526         6,554         38,575        5,074         14,844           805      127,378
                               --------      --------      --------      --------      --------      --------      --------

Operating
income (1),(2)                  10,923         2,230          4,326        1,230          4,083           121       22,913
                               --------      --------      --------      --------      --------      --------      --------

Depreciation                     1,826           120            668          142            154            10        2,920
                               --------      --------      --------      --------      --------      --------      --------

Amortization (2)                   286             2          1,368         --               92            10        1,758
                               --------      --------      --------      --------      --------      --------      --------

Capital expenditures (3)         2,967            28            880           94            118           130        4,217
                               --------      --------      --------      --------      --------      --------      --------



(1) The operating income reported for the U.S. segment includes Affiliate royalties and general sales and administration expenses and corporate depreciation and amortization expenses ("G&A Expenses") reported on the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2003 and 2002, Affiliate royalties total $1,604,000 and $1,792,000, respectively, and the G&A Expenses aggregate $8,225,000 and $10,462,000, respectively. Affiliate royalties relate exclusively to U.S. franchises. G&A Expenses are not specific to one geographic location, but relate to the consolidated operations of the Company.
(2) Total amortization on a consolidated basis is included in the U.S. segment only for the operating income reported above.
(3) The capital expenditures reported exclude fixed assets acquired from acquisitions. The capital expenditures in Canada for the three months ended June 30, 2003 include reimbursements from landlords for leasehold improvements incurred in the prior year.



                                     RIGHT MANAGEMENT CONSULTANTS, INC.
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                     (Unaudited)

NOTE I - SEGMENTS (Continued)
                                                           (Dollars in Thousands)
For the six
months ended                                                              Asia-
June 30, 2003                    U.S.        Canada        Europe       Pacific       Japan          Brazil       Consolidated
-------------                   -----        ------        ------       --------      -------        ------       ------------

Revenue                       $103,573      $ 13,027      $ 89,577      $  9,306      $ 24,928      $  1,409       $241,820
                               --------      --------      --------      --------      --------      --------      --------

Operating
income (loss) (1), (2)          13,993         4,218        17,398         2,069         3,990           (84)        41,584
                               --------      --------      --------      --------      --------      --------      --------

Depreciation                     4,008           545         1,704           214           609            44          7,124
                               --------      --------      --------      --------      --------      --------      --------

Amortization (2)                   393            31         2,268          --             211            20          2,923
                               --------      --------      --------      --------      --------      --------      --------

Capital expenditures (3)         2,707           139         2,911           314            85           123          6,279
                               --------      --------      --------      --------      --------      --------      --------

For the six
months ended
June 30, 2002
-------------

Revenue                        126,182        12,737        54,438         9,843        20,654         1,863        225,717
                               --------      --------      --------      --------      --------      --------      --------

Operating
income (1), (2)                 21,965         4,612         5,891         2,444         4,622           562         40,096
                               --------      --------      --------      --------      --------      --------      --------

Depreciation                     3,639           198           957           326           291            17          5,428
                               --------      --------      --------      --------      --------      --------      --------

Amortization (2)                   376             4         1,420          --             175            20          1,995
                               --------      --------      --------      --------      --------      --------      --------

Capital expenditures (3)         5,012           211         2,089           242           222           248          8,024
                               --------      --------      --------      --------      --------      --------      --------



(1) The operating income reported for the U.S. segment includes Affiliate royalties and general sales and administration expenses and corporate depreciation and amortization expenses ("G&A Expenses") reported on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2003 and 2002, Affiliate royalties total $3,151,000 and $3,716,000, respectively, and the G&A Expenses aggregate $19,220,000 and $22,069,000, respectively. Affiliate royalties relate exclusively to U.S. franchises. G&A Expenses are not specific to one geographic location, but relate to the consolidated operations of the Company.
(2)         Total amortization on a consolidated basis is included in the U.S.
            segment only for the operating income (loss) reported above.
(3) The capital expenditures reported exclude fixed assets acquired from acquisitions.

Revenues and expenses of the Company's lines of business for Company offices, excluding Affiliate royalties, reimbursed expenses, total general sales and administration expenses and depreciation and amortization expenses ("G & A Expenses"), are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Company office revenue and operating income for each of the Company's lines of business in the aggregate for the three and six months ended June 30, 2003 and 2002 are as follows:

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE I - SEGMENTS (Continued)


                                                       (Dollars in Thousands)
                                    For the three months                        For the six months
                                       ended June 30,                             ended June 30,
                                       -------------                              --------------
                            Career                                     Career
                          Transition   Consulting   Consolidated     Transition   Consulting  Consolidated
                          ----------   ----------   ------------     ----------   ----------  ------------
      2003
      ----
Company office
    revenue              $ 95,044      $ 20,252      $115,296         $194,844       $40,369      $235,213

Company office
   operating income        26,431         2,072        28,503           54,466         3,187        57,653


      2002
      ----
Company office
    revenue               104,589        19,443       124,032          186,463        32,908       219,371

Company office
   operating income        29,521         2,062        31,583           56,581         1,868        58,449


A reconciliation of Company office operating income to net income for the three and six months ended June 30, 2003 and 2002 is as follows:

                                                                     (Dollars in Thousands)
                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                     2003          2002            2003            2002
                                                   --------      --------       ---------        --------
 Company office revenue                         $ 115,296      $ 124,032       $ 235,213       $ 219,371
       Consultants' compensation                  (43,358)       (47,702)        (90,814)        (85,760)
       Office administration                      (31,332)       (32,963)        (62,878)        (55,188)
       Office sales and consulting support        (10,888)       (11,189)        (22,111)        (18,656)
       Office depreciation                         (2,676)        (2,149)         (5,213)         (3,948)
       Reimbursed expenses                          1,461          1,554           3,456           2,630
                                                   --------      --------       ---------        --------
 Company office operating income                   28,503         31,583          57,653          58,449
       Affiliate royalties                          1,604          1,792           3,151           3,716
       General Sales and administration            (5,951)        (7,933)        (14,386)        (18,594)
       Depreciation and amortization               (2,274)        (2,529)         (4,834)         (3,475)
                                                   --------      --------       ---------        --------
Income from operations                             21,882         22,913          41,584          40,096
        Interest expense, net                      (1,707)        (1,318)         (2,981)         (1,885)
                                                   --------      --------       ---------        --------
Income before income taxes                         20,175         21,595          38,603          38,211
        Provision for income taxes                 (7,904)       (10,427)        (15,827)        (17,577)
        Minority interest in net income of
                  subsidiaries                        (51)          (584)           (147)           (838)
                                                   --------      --------       ---------        --------
Net income                                      $  12,220      $  10,584       $  22,629       $  19,796
                                                   --------      --------       ---------        --------






                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth results of operations for the three and six months ended June 30, 2003 and 2002. This discussion and analysis should be read together with the condensed consolidated financial statements and accompanying notes thereto.

                                                                      (Dollars in Thousands)
                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                        2003             2002           2003            2002
                                                        ----             ----           ----            ----
Company office revenue                               $ 115,296       $ 124,032       $ 235,213       $ 219,371
Company office expenses
  before reimbursed expenses                           (86,793)        (92,449)       (177,560)       (160,922)
                                                       -------         -------        ---------      ----------
    Company office operating income                     28,503          31,583          57,653          58,449
Affiliate royalties                                      1,604           1,792           3,151           3,716
General sales and administration                        (5,951)         (7,933)        (14,386)        (18,594)
Depreciation and amortization                           (2,274)         (2,529)         (4,834)         (3,475)
Interest expense, net                                   (1,707)         (1,318)         (2,981)         (1,885)
                                                       -------        --------        ---------      ----------
    Income before income taxes                          20,175          21,595          38,603          38,211
Provision for income taxes                              (7,904)        (10,427)        (15,827)        (17,577)
Minority interest in net income of subsidiaries            (51)           (584)           (147)           (838)
                                                       -------        --------        ---------      ----------
Net income                                           $  12,220       $  10,584       $  22,629       $  19,796
                                                       =======        ========        =========      ==========



Second Quarter 2003 Compared to Second Quarter 2002
---------------------------------------------------

For the three months ended June 30, 2003, revenue generated by Company offices decreased by 7%, or $8,736,000, from the corresponding quarter in 2002. This decrease is due to a same office revenue decrease of 9.1%, principally in North America and Japan, offset by a favorable impact of foreign currency exchange of approximately $9,377,000.

The Company's career transition line of business reported Company office revenue of $95,044,000, which represents a 9.1% or $9,545,000 decrease from 2002. Same office revenue within the career transition line of business decreased 10.3%, principally in North America and Japan.

For the three months ended, June 30, 2003, the Company's consulting line of business reported revenue of $20,252,000, which represents a 4.2% or $809,000 increase from 2002. This increase includes incremental revenues from acquisitions, including Aston Promentor and Assessment and Development Consult Holding BV, offset by a same office revenue decrease of 2.1%.

For the three months ended June 30, 2003, Affiliate royalties, all generated in the United States, decreased 10.5% or $188,000 from 2002. The decrease in Affiliate royalties reflects a general decline in the demand for career transition services within these Affiliate territories.

For the three months ended June 30, 2003, total Company office expenses before reimbursed expenses decreased 6.1% or $5,656,000 from 2002. This decrease is principally due to a reduction in incentive costs of approximately $3,958,000, a decrease in administrative payroll of approximately $3,421,000 and a decrease in adjunct costs of approximately $2,719,000, offset by

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

a one-time charge of $1,167,000 for severance related to employee terminations and an unfavorable impact of $7,480,000 from foreign currency exchange. This decrease in costs is partly a result of the flexible business model of the Company that allows certain expenses to adjust to sales volume.

Company office operating income for the three months ended June 30, 2003 was $28,503,000 with a Company office margin of 24.7%, compared to operating income of $31,583,000 and a Company office margin of 25.5% for the same period in the prior year. Company office operating income reflects a favorable net impact of foreign currency exchange of approximately $1,897,000. The decrease in Company office margin is due to a decrease in career transition margin in North America and Japan resulting from lower sales volume in those regions as compared to the same period in the prior year. The operating margin in the consulting line of business in the second quarter 2003 was 10% which is comparable to the second quarter 2002.

For the three months ended June 30, 2003, general sales and administration expenses and depreciation and amortization expenses, ("G & A expenses") decreased 21.4% or $2,237,000 from the same period in the prior year. G & A expenses in 2003 reflect decreased incentive costs and larger gains (increase of $1,041,000) from the effects of exchange rate fluctuations in translating foreign currency transactions. G & A expenses as a percentage of total revenue were 6.9% and 8.2% for the three months ended June 30, 2003 and 2002, respectively.

Net interest expense for the three months ended June 30, 2003 increased $389,000 as compared to the same period in the prior year. The increase reflects interest on the fixed interest rate swap agreements in the current year that exceeds the interest on the outstanding indebtedness from borrowings.

The minority interest in net income of subsidiaries for the three months ended June 30, 2003 was $51,000 for the minority interests related to the Company's subsidiaries in Japan and Brazil. The minority interest in net income of subsidiaries for the three months ended June 30, 2002 was $584,000 for the minority interests related to the Company's subsidiaries in Japan, Brazil and Spain. The decrease is attributable to reduced operating results in Japan and Brazil in 2003 and the Company's larger share of ownership of these subsidiaries in the current year, including 100% ownership of its Spanish subsidiary that was 51% owned during 2002.

The Company's effective tax rates for the three months ended June 30, 2003 and 2002 were 39% and 48%, respectively. The decrease in the effective tax rate reflects lower non-deductible costs in the current year as compared to 2002, as well as the impact of greater amounts of income being generated in lower tax jurisdictions in the current year.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

First Six Months of 2003 Compared to the First Six Months of 2002
-----------------------------------------------------------------

For the six months ended June 30, 2003, revenue generated by Company offices increased by 7.2%, or $15,842,000, from the corresponding period in 2002. This increase is primarily attributable to incremental revenue from the acquisition of Coutts that is included in the Company's results as of April 1, 2002 and to a favorable impact of foreign currency exchange of approximately $18,152,000. Since the date of the acquisition, Coutts has been fully integrated with the Company's network. Management reviews same office revenue for the Company on a pro-forma basis including the revenue of Coutts in the period of January 1 to March 31, 2002, adjusted for revenue recognition under SAB No. 101 (see Note A in the Notes to the Condensed Consolidated Financial Statements), and adjusted for the revenue from the executive search businesses in Norway and Sweden that were sold in the current year (See Note D in the Notes to the Condensed Consolidated Financial Statements). Management determines same office revenue in the current year by excluding revenue from acquisitions consumated subsequent to the second quarter of 2002. These pro-forma same office revenue statistics are discussed in the following paragraphs and represent non-GAAP measurements.

The following table sets forth a reconciliation of the Company office revenue reported for the six months ended June 30, 2002 to pro-forma Company office revenue that includes the revenue of Coutts for the period of January 1 to March 31, 2002 and excludes the revenue from the executive search businesses that were sold.

                                                                                    (Dollars in Thousands)
                                                                               Six Months Ended June 30, 2002
                                                                               ------------------------------
                                                                         Career                            Total
                                                                        Transition        Consulting      Business
                                                                       -----------        ----------      --------
   Company office revenue as reported                                    $186,463          $32,908         $219,371
   Add Coutts revenue for Jan.- Mar. 2002 adjusted for
     revenue recognition under SAB No. 101                                 22,061            3,651           25,712
   Less revenue from search businesses that were sold                          --           (2,713)          (2,713)
                                                                         --------          -------         ---------
   Pro-forma Company office revenue                                      $208,524          $33,846         $242,370
                                                                         ========          =======         =========



For the six months ended June 30, 2003 the Company's career transition line of business reported Company office revenue of $194,844,000, which represents a 4.5% or $8,381,000 increase from 2002. This increase is primarily due to incremental revenues from Coutts and from the favorable impact of foreign currency exchange. The pro-forma same office revenue within the career transition line of business decreased by approximately 7.5%, attributable primarily to lower sales volume in North America.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

For the six months ended, June 30, 2003, the Company's consulting line of business reported revenue of $40,369,000, which represents a 22.7% or $7,461,000 increase from 2002. This increase includes incremental revenues from acquisitions, including Coutts, Aston Promentor and Assessment and Development Consult Holding BV, as well as pro-forma same office revenue growth of 2.5%.

For the six months ended June 30, 2003, Affiliate royalties, all generated in the United States, decreased 15.2% or $565,000 from 2002. The decrease in Affiliate royalties reflects a general decline in the demand for career transition services within these Affiliate territories.

For the six months ended June 30, 2003, total Company office expenses before reimbursed expenses increased 10.3% or $16,638,000 from 2002. This increase is due primarily to incremental costs from the Coutts acquisition, an unfavorable foreign currency exchange impact of $14,477,000, as well as increases in sales and delivery salaries and rent expense that were partly offset by a decrease in incentive costs.

Company office operating income for the six months ended June 30, 2003 was $57,653,000 with a Company office margin of 24.5%, compared to Company office operating income of $58,449,000 and a Company office margin of 26.6% for the same period in the prior year. Company office operating income includes the favorable net impact of foreign currency exchange of approximately $3,675,000. The decrease in Company office margin is due to a decrease in career transition margin in North America and Japan resulting from lower sales volume in the current year. Additionally, the geographic mix of the Company's operations has changed to a greater proportion of revenue and operating results being reported from international operations that historically have had lower operating margins. The consulting line of business experienced a modest 2% increase in operating margin.

For the six months ended June 30, 2003, general sales and administration expenses and depreciation and amortization expenses, ("G & A expenses") decreased 12.9% or $2,849,000 from the same period in the prior year. G & A expenses in 2003 reflect decreased incentive costs and larger gains (increase of $1,261,000) from the effects of exchange rate fluctuations in translating foreign currency transactions, all of which is offset by an increase in amortization expense mostly due to the amortization of intangible assets associated with the Coutts client lists, and the $1,043,000 pre-tax loss on the sale of the executive search businesses in Norway and Sweden (see Note D in the Notes to the Condensed Consolidated Financial Statements). G & A expenses as a percentage of total revenue were 7.9% and 9.8% for the six months ended June 30, 2003 and 2002, respectively.

Net interest expense for the six months ended June 30, 2003 increased $1,096,000 as compared to the same period in the prior year. The increase results from a full six months of interest in 2003 on outstanding indebtedness from borrowings to fund the acquisition of Coutts as compared to only three months of interest in 2002, partially offset by lower effective interest rates in the current year.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

The minority interest in net income of subsidiaries for the six months ended June 30, 2003 was $147,000 for the minority interests related to the Company's subsidiaries in Japan and Brazil. The minority interest in net income of subsidiaries for the six months ended June 30, 2002 was $838,000 for the minority interests related to the Company's subsidiaries in Japan, Brazil and Spain. The decrease is attributable to reduced operating results in Japan and Brazil in 2003 and the Company's larger share of ownership of these subsidiaries in the current year, including 100% ownership of its Spanish subsidiary that was 51% owned during 2002.

The Company's effective tax rates for the six months ended June 30, 2003 and 2002 were 41% and 46%. The decrease in the effective tax rate is due to lower non-deductible costs in the current year as compared to 2002, as well as the impact of greater amounts of income being generated in lower tax jurisdictions in the current year.

Capital Resources and Liquidity
-------------------------------

As of June 30, 2003 and December 31, 2002, the Company had cash and cash equivalents of $19,323,000 and $33,886,000, respectively. The decrease in cash is primarily a result of paying bonuses to employees in the first quarter 2003 that related to 2002 performance. The decrease also relates to the funding of acquisitions, principal and interest payments and tax payments out of operating cash, offset by $30,000,000 of borrowings under the Credit Agreement (See Note F in the Notes to the Condensed Consolidated Financial Statements). As of June 30, 2003 and December 31, 2002, the Company had a working capital deficit of $27,355,000 and $62,526,000, respectively. The decrease in the working capital deficit is attributable to a decrease in accrued incentives, accounts payable and deferred revenue. Deferred revenue is eventually recognized into income over time, with no cash utilization.

Net cash utilized in operating activities amounted to $15,684,000 for the six months ended June 30, 2003 and net cash provided by operating activities amounted to $20,887,000 for the six months ended June 30, 2002. The decrease in cash from operating activities is primarily a result of decreases in accounts payable, accrued incentives and deferred revenue due to lower revenue levels in the current year.

Net cash utilized in investing activities amounted to $16,807,000 and $115,129,000 for the six months ended June 30, 2003 and 2002, respectively. The investing activities for the six months ended June 30, 2002 reflect the acquisition of Coutts. Acquisitions made by the Company in the current period, including the additional interests in its Spanish and Brazilian subsidiaries and the acquisition of certain assets of Aston Promentor in Denmark, involved less cash utilization by the Company (See Note C in the Notes to the Condensed Consolidated Financial Statements). The Company also incurred fewer capital expenditures in the current year.

Net cash provided by financing activities amounted to $17,354,000 and $87,938,000 for the six months ended June 30, 2003 and 2002, respectively. The financing activity for the six months ended 2002 reflects the $130,000,000 borrowing under the Credit Agreement to finance the Coutts acquisition and to repay outstanding indebtedness of $41,038,000 under the Company's

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

prior credit agreement that has been terminated. In connection with the Coutts acquisition, the Company also issued loan notes to four individual sellers of Coutts for an aggregate of $5,432,000 at the time of the acquisition. During the six months ended June 30, 2003, the Company borrowed $30,000,000 under its Credit Agreement in order to fund incentive payments made in the first quarter of 2003 that related to 2002, and to fund the acquisition of the additional interest in its Brazilian subsidiary. Also during the six months ended June 30, 2003, the Company made mandatory and voluntary principal payments totaling $13,000,000 against its Term Loan and Revolving Loan under the Credit Agreement (See Note F in the Notes to the Condensed Consolidated Financial Statements).

As of June 30, 2003, the Company had approximately $2,302,000 available under the Revolving Loan of the Credit Agreement. During July 2003, the Company borrowed $2,000,000 for general working capital purposes and repaid these funds the same month. Management expects the borrowing capacity to increase due to anticipated voluntary principal prepayments as working capital and cash flow is expected to improve over the remainder of the year. Future borrowings under the Revolving Loan will be used to finance working capital and other general corporate purposes, including permitted acquisitions.

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

As of June 30, 2003, the Company's obligations and commitments include bank debt commitments, loan notes to the sellers of Coutts, office leases and equipment leases. For the periods subsequent to June 30, 2003, the aggregate maturities on these obligations are as follows:



                                                   (Dollars in Thousands)
                                         Less than                                After
                            Total        1 Year      1-3 Years     4-5 Years      5 Years
                            -----        -------     ---------     ---------     ---------

Bank debts &
     loan notes           $133,367      $ 20,853      $ 36,014      $ 76,500      $   --

Capital leases            $  1,157      $    630      $    398      $    129      $   --


Office &
    equipment leases      $131,548      $ 33,285      $ 46,316      $ 27,503      $ 24,444


                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

As of June 30, 2003, the Company estimates that the aggregate amount of future contingent earnout payments related to completed acquisitions and payable over the next three years, will range between $5,000,000 and $7,000,000.

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

                                 PART I - ITEM 3
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS

The Company has two fixed interest rate swap agreements for purposes of hedging against interest rate fluctuations on the Term Loan under its Credit Agreement. Each swap agreement has a notional principal amount at June 30, 2003 of $33,750,000, and scheduled reductions in notional principal of $2,250,000 each quarter over the life of the swap. These agreements terminate on March 22, 2007. Under the terms of the swap agreements, the Company pays interest at a fixed rate of 2.815% on one swap and 2.57% on the other swap, and its lenders pay the Company interest at 90-day LIBOR, that was 1.10% as of June 30, 2003.

As of June 30, 2003, the Company had letters of credit totaling $2,953,000 that guarantee the fixed rate loan notes to the sellers of Coutts, and an aggregate notional principal of $130,500,000 outstanding under its Credit Agreement, that bears interest at variable rates. Based upon the variable rate debt under the Credit Agreement and the fixed interest rate swap agreements, a 100 basis point (1.0%) increase in interest rates on variable rate debt would increase interest expense for the three and six months ended June 30, 2003 by $165,000 and $261,000, respectively.

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Generally, if the U.S. dollar weakens against the foreign currencies that will result in a favorable impact to earnings and if the U.S. dollar strengthens against the foreign currencies, that will result in an unfavorable impact on earnings. From time to time, the Company enters into forward foreign exchange contracts to minimize the risk associated with currency movement relating to certain intercompany transactions. Through January 31, 2004, the Company has three separate forward Japanese yen (JPY) exchange contracts for an aggregate of JPY 390,000,000 at an average exchange rate of 119.16 per $1.00 U.S. dollar. The gains and losses from these forward contracts were not material at June 30, 2003 and 2002.

                                 PART I - ITEM 4
                             CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                           PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 were not applicable in the three months ended June 30, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The 2003 Annual Meeting of Shareholders of the Company was held on May 1, 2003.

         At this meeting, the shareholders voted on the following five items:
         1.) The election of eleven directors to hold office for a term of one year. 2.) A proposal to amend the Company's Articles of Incorporation to increase the number of authorized common shares to one hundred million (100,000,000) shares. 3.) A proposal to adopt the Right Management Consultants, Inc. 2003 Stock Incentive Plan. 4.) A proposal to adopt the Right Management Consultants, Inc. 2003 Employee Stock Purchase Plan. 5.) A proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public auditors for the current fiscal year.

         Votes were cast for the election of directors as follows:

             Nominee                 Votes For      Votes Withheld
             -------                ----------      --------------
         Frank P. Louchheim         14,331,036       6,568,424
         Richard J. Pinola          19,111,468       1,787,992
         Joseph T. Smith            18,920,903       1,978,557
         John J. Gavin              19,112,481       1,786,979
         Larry A. Evans             18,922,028       1,977,432
         John R. Bourbeau           18,924,366       1,975,094
         Rebecca J. Maddox          18,945,353       1,954,107
         Catherine Y. Selleck       18,944,528       1,954,932
         Frederick R. Davidson      19,111,441       1,788,019
         Oliver S. Franklin         18,944,608       1,954,852
         Stephen Johnson            18,920,903       1,978,557

         The amendment to the Company's Articles of Incorporation to increase the number of authorized common shares to one hundred million was approved as follows:

           Votes For                Votes Against              Abstentions
          ----------                -------------              ------------
          16,930,601                   3,954,746                    14,113

         The adoption of the Right Management Consultants, Inc.
         2003 Stock Incentive Plan was not approved as follows:

           Votes For                Votes Against              Abstentions
          ----------                -------------              ------------
           3,993,034                  12,566,566                     8,190

                           PART II - OTHER INFORMATION
                                    CONTINUED

         The adoption of the Right Management Consultants, Inc. 2003 Employee Stock Purchase Plan was approved as follows:

           Votes For                Votes Against              Abstentions
          ----------                -------------              -----------
          15,805,909                     754,889                   6,992

         The ratification of the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public auditors for the current fiscal year was approved as follows:

           Votes For                 Votes Against              Abstentions
          ----------                -------------              -----------
          20,277,483                      620,388                   1,589



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

a. Exhibits:

                31.1    - Certification pursuant to Section 302 of the Sarbanes
                        - Oxley Act of 2002.
                31.2    - Certification pursuant to Section 302 of the Sarbanes
                        - Oxley Act of 2002.
                32.1    - Certification pursuant to Section 906 of the Sarbanes
                        - Oxley Act of 2002.
                32.2    - Certification pursuant to Section 906 of the Sarbanes
                        - Oxley Act of 2002.

b. Reports on Form 8-K:

      On April 29, 2003 the Company furnished a Current Report on Form 8-K to provide, under Items 7 and 12, the Company's earnings release reporting its financial results for the quarter ended March 31, 2003. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHT MANAGEMENT CONSULTANTS, INC.


                  BY:/S/ RICHARD J. PINOLA                    August 13, 2003
                  ------------------------                    ----------------
                  Richard J. Pinola                               Date
                  Chairman and Chief Executive Officer


                  BY :/S/ CHARLES J. MALLON                   August 13, 2003
                  -------------------------                   ----------------
                  Charles J. Mallon                               Date
                  Chief Financial Officer and
                  Principal Accounting Officer