Form 10-Q
period 2003-09-30
RIGHT MANAGEMENT CONSULTANTS INC
filed 2003-11-14
CIK 802806

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2003
                                            ------------------

                                            OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from               to
                                       -----------          ----------

                         Commission File Number 0-15539
                                                --------

                       RIGHT MANAGEMENT CONSULTANTS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                23-2153729
     ----------------------------                    -----------------
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                  Identification No.)


    1818 Market Street, Philadelphia, Pennsylvania                   19103
    ----------------------------------------------                 ---------
       (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code:  (215) 988-1588

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes       X                        No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes       X                        No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2003:

         Common Stock, $0.01 par value                        22,821,721
         -----------------------------                      ----------------
                      Class                                 Number of Shares



                       Right Management Consultants, Inc.
                      Condensed Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)
                                   (Unaudited)


                                                                                        September 30,                  December 31,
                                                                                             2003                          2002
                                Assets                                                       ----                          ----
      Current Assets:
        Cash and cash equivalents                                                            $ 16,984                      $ 33,886
        Accounts receivable, trade, net of allowance for doubtful accounts
          of $3,139 and $3,283 in 2003 and 2002, respectively                                  76,283                        86,972
        Royalties and fees receivable from Affiliates                                           5,993                         6,523
        Prepaid expenses and other current assets                                               9,344                         9,235
        Deferred income taxes                                                                   1,593                         1,692
                                                                                 ---------------------          --------------------
             Total Current Assets                                                             110,197                       138,308


      Property and equipment, net of accumulated depreciation of $67,705                       39,723                        38,988
         and $55,082 in 2003 and 2002, respectively

      Goodwill, net of accumulated amortization of $23,518 and
          $22,277 in 2003 and 2002, respectively                                              246,128                       225,401
      Amortizable intangibles, net of accumulated amortization of $9,946
          and $5,308 in 2003 and 2002, respectively                                            20,536                        21,733
      Deferred income taxes                                                                     3,177                         2,444
      Other                                                                                    19,717                        16,796
                                                                                 ---------------------          --------------------
             Total Assets                                                                   $ 439,478                     $ 443,670
                                                                                 =====================          ====================



                 Liabilities and Shareholders' Equity


      Current Liabilities:
        Current portion of long-term debt and other obligations                              $ 21,317                      $ 22,152
        Accounts payable                                                                       21,595                        37,593
        Fees payable to Affiliates                                                              3,596                         3,649
        Accrued incentive compensation and benefits                                             9,192                        33,768
        Other accrued expenses                                                                 29,886                        30,915
        Deferred revenue                                                                       53,447                        72,757
                                                                                 ---------------------          --------------------
             Total Current Liabilities                                                        139,033                       200,834

      Long-term debt and other obligations, net of current portion                            105,098                        96,349

      Deferred compensation and other long term liabilities                                    14,726                        10,127

      Minority interest in subsidiaries                                                         3,654                         5,272

      Commitments and Contingencies

      Shareholders' Equity:
        Preferred stock, no par value; 1,000,000 shares authorized; no
          shares issued                                                                             -                             -
        Common stock, $.01 par value; 100,000,000 shares authorized;
         27,177,605 and 27,002,858 shares issued in 2003 and 2002, respectively                   272                           270
        Additional paid-in capital                                                             33,410                        31,907
        Retained earnings                                                                     138,669                       107,938
        Accumulated other comprehensive income                                                 18,521                         4,878
                                                                                 ---------------------          --------------------
                                                                                              190,872                       144,993
      Less treasury stock, at cost, 4,375,134 shares
          in 2003 and 2002                                                                    (13,905)                      (13,905)
                                                                                 ---------------------          --------------------
             Total Shareholders' Equity                                                       176,967                       131,088
                                                                                 ---------------------          --------------------
             Total Liabilities and Shareholders' Equity                                     $ 439,478                     $ 443,670
                                                                                 =====================          ====================




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                       Right Management Consultants, Inc.
                 Condensed Consolidated Statements of Operations
              (Dollars in Thousands Except Earnings per Share Data)
                                   (Unaudited)

                                                                               Three Months Ended September 30,
                                                                               -------------------------------
                                                                               2003                         2002
                                                                               ----                         ----
Revenue:
   Company office revenue                                                      $ 99,977                    $ 114,635
   Affiliate royalties                                                            1,088                        1,569
                                                                     -------------------          -------------------
      Revenue before reimbursed expenses                                        101,065                      116,204
   Reimbursed expenses                                                            1,345                        1,456
                                                                     -------------------          -------------------

   Total revenue                                                                102,410                      117,660
                                                                     -------------------          -------------------

   Expenses:
   Consultants' compensation                                                     40,708                       44,382
   Office administration                                                         29,164                       30,900
   Office sales and consulting support                                            9,057                       12,716
   Office depreciation                                                            2,592                        2,323
   General sales and administration                                               3,906                        6,811
   Depreciation and amortization                                                  2,454                        1,980
                                                                     -------------------          -------------------

   Total expenses                                                                87,881                       99,112
                                                                     -------------------          -------------------

   Income from operations                                                        14,529                       18,548

   Net interest expense                                                           1,357                        1,415
                                                                     -------------------          -------------------

   Income before income taxes                                                    13,172                       17,133

   Provision for income taxes                                                     5,149                        7,882

   Minority interest in net (loss) income of subsidiaries                           (79)                         682
                                                                     -------------------          -------------------

   Net income                                                                   $ 8,102                      $ 8,569
                                                                     ===================          ===================

   Basic earnings per share                                                      $ 0.36                       $ 0.38
                                                                     ===================          ===================

   Diluted earnings per share                                                    $ 0.33                       $ 0.35
                                                                     ===================          ===================

   Basic weighted average shares outstanding                                 22,780,000                   22,646,000
                                                                     ===================          ===================

   Diluted weighted average shares outstanding                               24,414,000                   24,375,000
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





                       Right Management Consultants, Inc.
                 Condensed Consolidated Statements of Operations
              (Dollars in Thousands Except Earnings per Share Data)
                                   (Unaudited)




                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                2003                           2002
                                                                                ----                           ----
Revenue:
Company office revenue                                                         $ 335,190                      $ 334,007
Affiliate royalties                                                                4,239                          5,287
                                                                    ---------------------          ---------------------
   Revenue before reimbursed expenses                                            339,429                        339,294
Reimbursed expenses                                                                4,801                          4,086
                                                                    ---------------------          ---------------------

Total revenue                                                                    344,230                        343,380
                                                                    ---------------------          ---------------------

Expenses:
Consultants' compensation                                                        131,522                        130,144
Office administration                                                             92,042                         86,088
Office sales and consulting support                                               31,168                         31,373
Office depreciation                                                                7,805                          6,269
General sales and administration                                                  18,292                         25,406
Depreciation and amortization                                                      7,288                          5,458
                                                                    ---------------------          ---------------------

Total expenses                                                                   288,117                        284,738
                                                                    ---------------------          ---------------------

Income from operations                                                            56,113                         58,642

Net interest expense                                                               4,338                          3,299
                                                                    ---------------------          ---------------------

Income before income taxes                                                        51,775                         55,343

Provision for income taxes                                                        20,976                         25,459

Minority interest in net income of subsidiaries                                       68                          1,520
                                                                    ---------------------          ---------------------

Net income                                                                      $ 30,731                       $ 28,364
                                                                    =====================          =====================

Basic earnings per share                                                          $ 1.35                         $ 1.26
                                                                    =====================          =====================

Diluted earnings per share                                                        $ 1.26                         $ 1.16
                                                                    =====================          =====================

Basic weighted average shares outstanding                                     22,721,000                     22,583,000
                                                                    =====================          =====================

Diluted weighted average shares outstanding                                   24,302,000                     24,377,000
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


                       Right Management Consultants, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                 2003                 2002
                                                                                 ----                 ----

Operating Activities:
  Net income                                                                   $  30,731           $  28,364
  Adjustments to reconcile net income to net cash
    (utilized in) provided by operating activities:
      Depreciation and amortization                                               15,017              11,965
      Deferred income taxes                                                         (417)               (407)
      Tax benefit from the exercise of stock options                                 361                 938
      Minority interest in net income of subsidiaries                                 68               1,520
      Increase in cash surrender value of
          company-owned life insurance                                            (1,129)               (603)
      Provision for doubtful accounts                                                555               1,556
      Amortization of debt commitment fees                                           568                --
      Stock option compensation                                                     --                    42
      Other non-cash items                                                         1,649                 478
      Loss on sale of business                                                     1,043                --
      Foreign exchange gains on transactions                                      (2,245)               (904)
      Changes in operating accounts, net of acquired businesses:
          Accounts receivable, trade and from Affiliates                          15,610              28,984
          Prepaid expenses and other assets                                        2,496              (4,140)
          Accounts payable                                                       (17,679)             (7,887)
          Accrued incentive compensation, benefits and other expenses            (27,720)             (7,873)
          Fees payable to Affiliates and other liabilities                          (113)             (2,551)
          Deferred revenue                                                       (23,004)            (13,225)
                                                                               ---------           ---------

  Net cash (utilized in) provided by operating activities                         (4,209)             36,257
                                                                               ---------           ---------

Investing Activities:
  Purchase of property and equipment                                             (11,387)            (12,723)
  Acquisitions, net of cash acquired                                             (11,298)           (119,096)
  Proceeds from sale of business                                                      34                --
                                                                               ---------           ---------

  Net cash utilized in investing activities                                      (22,651)           (131,819)
                                                                               ---------           ---------

Financing Activities:
  Borrowings under credit agreements                                              30,000             135,432
  Payment of long-term debt and other obligations                                (21,599)            (53,413)
  Principal payments under capital lease obligations                                (657)               --
  Termination value of swap agreements                                              --                   358
  Debt commitment fees                                                              --                (3,516)
  Cash dividends declared and paid to minority interests                            (666)               --
  Proceeds from stock issuances                                                    1,157               1,499
                                                                               ---------           ---------

  Net cash provided by financing activities                                        8,235              80,360
                                                                               ---------           ---------

Effect of exchange rate changes on cash and
 cash equivalents                                                                  1,723              (1,812)

Decrease in cash and cash equivalents                                            (16,902)            (17,014)

Cash and cash equivalents, beginning of period                                    33,886              48,655
                                                                               ---------           ---------

Cash and cash equivalents, end of period                                       $  16,984           $  31,641
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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Right Management Consultants, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

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

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
--------

Statement of Financial Accounting Standards ("SFAS") No. 142 establishes a method of testing goodwill for impairment and requires this testing on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. During the fourth quarter 2003, the Company will perform its annual impairment testing of its goodwill, including new acquisitions.

Changes in the carrying amount of consolidated goodwill for the nine months ended September 30, 2003 are as follows:

                                             Dollars in Thousands
                                             --------------------

Balance as of December 31, 2002                     $ 247,678
Acquisitions and adjustments                            6,453
Earnout payments                                        2,049
Goodwill from search
    businesses that were sold (See Note D)             (1,082)
Currency translation and other                         14,548
                                                    ---------
Balance as of September 30, 2003                    $ 269,646
                                                    =========

The increase in goodwill was principally due to currency translation, acquisitions and adjustments related to prior acquisitions. See Note C for further discussion regarding acquisitions made in the current year.

Stock-based Compensation Arrangements
-------------------------------------

At September 30, 2003, the Company has two active stock based compensation plans: the 1993 Stock Incentive Plan and the Directors' Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation expense is recognized for stock option grants because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant. Had compensation cost for these plans been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123," the Company's net income and earnings per share ("EPS") for 2003 and 2002 would have been reduced to the following pro-forma amounts:



                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                 --------------------------------   ------------------------------
                                                      2003           2002             2003           2002
                                                      ----           ----             ----           ----
  Net income - as reported                         $8,102,000    $8,569,000       $30,731,000    $28,364,000
  Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of tax              (877,000)     (677,000)       (2,657,000)    (1,827,000)
                                                   ----------    ----------       ----------     -----------
  Net income - pro-forma                           $7,225,000    $7,892,000       $28,074,000    $26,537,000
                                                   ==========    ==========       ==========     ===========
  Basic EPS - as reported                               $0.36         $0.38             $1.35          $1.26
  Basic EPS - pro-forma                                 $0.32         $0.35             $1.24          $1.18
  Diluted EPS - as reported                             $0.33         $0.35             $1.26          $1.16
  Diluted EPS - pro-forma                               $0.30         $0.32             $1.16          $1.09



The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model. Grants were assumed to have no dividend yield. The weighted-average assumptions used for grants in 2003 were a risk-free interest rate of 3.61%, an expected volatility of 63.4%, and an expected option life of approximately 7 years. The weighted-average assumptions used for grants in 2002 were a risk-free interest rate of 4.14%, an expected volatility of 65.0% and an expected option life of 7 years.

Income Taxes
------------

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

The income tax rate for the three and nine months ended September 30, 2003 was 39% and 41%, respectively, compared to 46% for the three and nine months ended September 30, 2002, respectively. The decrease reflects lower non-deductible costs in the current year as compared to 2002, as well as the impact of greater amounts of income being generated in lower foreign tax jurisdictions in the current year.

New Accounting Pronouncements
-----------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue No. 00-21 ("EITF Issue No. 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or right to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial position, cash flows and results of operations.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). It clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FIN No. 46 is applicable to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The effective date for variable interest entities acquired on or before January 31, 2003 is December 31, 2003. While the adoption of FIN No. 46 is not expected to have a material impact on the Company's financial position, cash flows and results of operations, the Company is still evaluating the effects of this Interpretation.

Reclassifications
-----------------

Certain amounts have been reclassified in the prior year's Condensed Consolidated Financial Statements and Notes thereto to conform with the current year presentation.

NOTE B - ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):


                                              Currency         Derivative and
                                             Translation    Hedging Instruments
                                             Adjustments          Losses            Total
                                             -----------    -------------------    -------
Balance at December 31, 2002                 $  5,935          $ (1,057)          $  4,878
Change in fair value of derivatives
         and hedging instruments,
         net of tax benefit                      --                (111)              (111)
Currency translation adjustment                13,754              --               13,754
                                             --------          ---------          --------
Balance at September 30, 2003                $ 19,689          $ (1,168)          $ 18,521
                                             ========          =========          ========




The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes has been made on these foreign currency translation adjustments. The following table sets forth the Company's comprehensive income for the three and nine months ended September 30, 2003 and 2002:



                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

                                                                        Dollars in Thousands
                                               Three Months Ended September 30,   Nine Months Ended September 30,
                                               --------------------------------   -------------------------------
                                                   2003            2002                2003             2002
                                                   ----            ----                ----             ----
Net income                                       $  8,102        $  8,569          $ 30,731           $ 28,364
Change in the fair value of derivatives and
   hedging instruments, net of tax benefit            247            --                (111)               (38)
Termination of derivatives and hedging
   instruments                                       --              --                 --                 183
Currency translation adjustment                     1,994             506            13,754              7,333
                                                 ---------       ---------         ---------          ---------
Comprehensive income                             $ 10,343        $  9,075          $ 44,374           $ 35,842
                                                 =========       =========         =========          =========



NOTE C - ACQUISITIONS

Effective January 1, 2003, the Company acquired for cash and future defined contingent payments, the remaining 49% interest in its Spanish subsidiary, Right Glenoit SL, for a total ownership of 100% of this subsidiary. The purchase price for the 49% interest, including transaction costs, totaled $1,214,000.

Also effective January 1, 2003, the Company acquired certain assets of Aston Promentor, an organizational consulting firm in Denmark. The purchase price, including transaction costs, totaled $2,098,000.

Effective April 1, 2003, the Company acquired an additional 46% interest in its Brazilian subsidiary bringing its total ownership in this subsidiary to 97%. The purchase price for the 46% interest was a combination of cash and future defined contingent payments. The upfront cash paid totaled $1,680,000. In April 2003, the Company borrowed $2,000,000 under its Revolving Loan, to fund this acquisition and for working capital purposes.

Also during the second and third quarters of 2003, the Company acquired an aggregate 95 additional shares in its Japanese subsidiary for a total of $474,000. As of September 30, 2003, the Company's interest in this subsidiary remains at 85%.

These acquisitions were accounted for using the purchase method. The purchase price allocations for these acquisitions are based upon information available at this time and are subject to change.

Also during the first quarter of 2003, the Company acquired certain products and methodologies, recorded by the Company as amortizable intangible assets, with a value of $650,000 from The Atlanta Consulting Group ("TACG"). The Company previously had sold and delivered these products and methodologies under a license agreement with TACG. The Company paid $200,000 in upfront cash for these assets and the Company will pay an aggregate of $450,000 in two separate future purchase price installments.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - ACQUISITIONS (Continued)

For the nine months ended September 30, 2003, earnout payments totaling $2,049,000 and purchase price adjustments totaling $3,133,000 were recorded to goodwill. These additional purchase price adjustments relate to liabilities assumed and direct transaction costs from acquisitions made in the prior year.

The following table represents the assets acquired and liabilities assumed to arrive at net cash paid for the acquisitions discussed above, as well as for earnout payments and other adjustments related to prior acquisitions for the nine months ended September 30, 2003 and 2002. The prior year non-amortizable goodwill and amortizable intangibles are adjusted for final purchase price allocations.


                                                                       (Dollars in Thousands)
                                                                   Nine Months Ended September 30,
                                                                   ------------------------------
                                                                     2003                      2002
                                                                     ----                      ----
Assets acquired:
Accounts receivable                                                 $  --                   $22,276
Prepaid expenses and other assets                                      --                     3,320
Fixed assets                                                           88                     4,030
Non-amortizable goodwill                                            8,502                   113,449
Amortizable intangibles                                             1,946                    18,728
Additional equity acquired in Spain and Japan                       1,080                     1,704
Other non-current assets                                               28                     2,159
                                                                  --------                 --------
                                                                   11,644                   165,666
Less liabilities acquired:
Current portion of long-term debt                                      --                         4
Accounts payable and accrued expenses                                 346                    19,940
Deferred revenue                                                       --                    23,623
Long-term debt                                                         --                        17
                                                                  --------                 --------
                                                                      346                    43,584
Less minority shareholder interests in Japan                           --                     2,986
                                                                  --------                 --------
Cash paid for acquisitions, net of cash acquired                  $11,298                  $119,096
                                                                  ========                 ========


                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - ACQUISITIONS (Continued)

As of September 30, 2003, the Company estimates that the aggregate amount of future contingent earnout payments related to completed acquisitions and payable over the next two years, will range between $5,000,000 and $7,000,000.

The unaudited pro-forma results of operations for the three and nine months ended September 30, 2003 and 2002, reflecting the combined results of the Company and acquisitions made subsequent to January 1, 2002, as if the acquisitions had been consummated at the beginning of each period presented, are as follows:

                                     (Dollars and Shares in Thousands Except Earnings Per Share Data)
                                     Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                       2003               2002              2003               2002
                                       ----               ----              ----               ----
Revenue                               $102,410          $118,824          $344,230          $377,959
                                      ========          ========          ========          ========

Income before income taxes            $ 13,172          $ 16,361          $ 51,775          $ 55,321
                                      ========          ========          ========          ========

Net income                            $  8,102          $  8,224          $ 30,712          $ 28,853
                                      ========          ========          ========          ========

Diluted earnings per share            $   0.33          $   0.34          $   1.26          $   1.18
                                      ========          ========          ========          ========
Diluted weighted average
number of shares outstanding            24,414            24,375            24,302            24,377
                                      ========          ========          ========          ========



NOTE D - SALE OF BUSINESS

Effective January 31, 2003, the Company sold its executive search business in Norway for a purchase price of approximately $50,000. Also effective in April 2003, the Company sold its executive search business in Sweden for a nominal purchase price. The pre-tax loss on these sales, included in general sales and administration on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2003, was $1,043,000 and includes the write-off of intangible assets recorded at the time the Company acquired the executive search businesses and a provision for severance to terminated employees. The Company does not anticipate making any future material provisions related to the sale of these businesses.

For the nine months ended September 30, 2003 and 2002, the executive search operations in Norway and Sweden generated revenue of $239,000 and $1,599,000, respectively, and a net loss of $181,000 and $322,000, respectively.

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

Initial proceeds from the Loans of $130,000,000 together with Company cash were used to finance the acquisition of Coutts Consulting Group ("Coutts") in March 2002 and to repay the Company's outstanding indebtedness of $41,038,000 under its previous credit agreement that was terminated. The Company may borrow, repay and re-borrow funds during the five-year term of the Revolving Loan, subject to the financial covenants of the Credit Agreement. During the first nine months of 2003, the Company borrowed $28,000,000 in order to fund incentive payments and $2,000,000 for the purchase of an additional interest in its Brazilian subsidiary (See Note C). As of September 30, 2003, approximately $3,900,000 remained available under the Revolving Loan. Future borrowings under this Loan will be used to finance working capital and other general corporate purposes, including permitted acquisitions. The Term Loan provides for equal, mandatory principal repayments made quarterly over its five-year term, and provides for additional voluntary prepayments during its term as defined in the Credit Agreement. During the first nine months of 2003, the Company made mandatory principal payments totaling $13,500,000 under the Term Loan, and made voluntary principal payments totaling $8,000,000 under the Revolving Loan. The principal balance outstanding under the Loans as of September 30, 2003 was $122,000,000, of which $18,000,000 was included in the current portion of long term debt based on the mandatory principal payments due within one year.

The Loans are secured by a pledge of substantially all of the tangible and intangible assets of the Company, including the pledge of 100% of the capital stock of each of the Company's domestic subsidiaries and generally 65% of the voting equity of the Company's significant foreign subsidiaries. Under the Credit Agreement, future acquisitions are subject to certain limits and any acquisition in excess of these limits requires the banks' advance approval. As of September 30, 2003, the remaining annual limit through the end of 2003 for permitted acquisitions was approximately $27,240,000.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - DEBT AND OTHER OBLIGATIONS (Continued)

Interest on the Loans is variable and will be determined by London interbank offered rates (LIBOR) plus a margin ranging from 1.50% to 2.25% based on the relationship of funded debt to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Agreement. Alternatively, the interest on the Loans will be determined by the greater of prime or the Federal Funds Effective Rate plus one half of 1% plus a margin of up to 0.75% based on the relationship of funded debt to the Company's EBITDA, as defined in the Credit Agreement. The weighted average interest rate on the Loans for the first nine months of 2003 was 3.26%.

As of September 30, 2003, $2,557,000 in loan notes to certain sellers of Coutts was included in the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet. The notes are payable in seven years and bear interest at the rate of 4% per annum. Provisions of these loan notes allow the note-holders to redeem the notes upon demand. In order to secure these loan notes, letters of credit were issued to each of the note-holders. As of September 30, 2003, the notional amount on these letters of credit total $2,953,000 and expire in March 2004.

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

Each swap agreement has a notional principal amount at September 30, 2003 of $31,500,000, and scheduled reductions in notional principal of $2,250,000 each quarter over the life of the swap. These agreements terminate on March 22, 2007. Under the terms of the swap agreements, the Company pays interest at a fixed rate of 2.815% on one swap and 2.57% on the other swap, and its lenders pay the Company interest at 90-day LIBOR, that was 1.14% as of September 30, 2003.

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Generally, if the U.S. dollar weakens against the foreign currencies that will result in a favorable impact to earnings and if the U.S. dollar strengthens against the foreign currencies, that will result in an unfavorable impact on earnings. From time to time, the Company enters into forward foreign exchange contracts to minimize the risk associated with currency movement relating to certain intercompany transactions. Through January 31, 2004, the Company has two separate forward Japanese yen (JPY) exchange contracts for an aggregate of JPY 260,000,000 at an average exchange rate of 119 per $1.00 U.S. dollar. The gains and losses from these forward contracts were not material at September 30, 2003.

                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - TERMINATION ACCRUAL

During the second quarter 2003, the Company accrued for a one-time charge of $1,167,000 for severance related to employee terminations, pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The employee terminations are a result of aligning costs with business volume anticipated over the remainder of 2003. As of September 30, 2003, the remaining severance accrual was nominal.

NOTE G - EARNINGS PER SHARE

Earnings per share ("EPS") for the three and nine months ended September 30, 2003 and 2002 as calculated under SFAS No. 128, "Earnings per Share" is as follows:

                                                For the three months                              For the three months
                                              ended September 30, 2003                          ended September 30, 2002
                                         ------------------------------------           -------------------------------------

                                         Income          Shares        EPS              Income           Shares        EPS
    Basic EPS:                           ------          ------        ---              ------           ------        ---
    Net income                            $8,102,000     22,780,000     $0.36            $8,569,000      22,646,000     $0.38
    Impact of options                            ---      1,634,000     =====                   ---       1,729,000     =====
                                         -----------     ----------                     -----------      ----------
    Diluted EPS:
    Net income                            $8,102,000     24,414,000     $0.33            $8,569,000      24,375,000     $0.35
                                         ===========     ==========     =====           ===========      ==========     =====

                                               For the nine months                                For the nine months
                                             ended September 30, 2003                           ended September 30, 2002
                                         ------------------------------------           -------------------------------------
                                         Income          Shares        EPS              Income           Shares        EPS
    Basic EPS:                           ------          ------        ---              ------           ------        ---
    Net income                           $30,731,000     22,721,000     $1.35           $28,364,000      22,583,000     $1.26
    Impact of options                            ---      1,581,000     =====                   ---       1,794,000     =====
                                         -----------     ----------                     -----------      ----------
    Diluted EPS:
    Net income                           $30,731,000     24,302,000     $1.26           $28,364,000      24,377,000     $1.16
                                         ===========     ==========     =====           ===========      ==========     =====



For the three and nine months ended September 30, 2003, outstanding options to purchase 495,634 and 770,765, respectively, of Company Common Shares at option exercise prices ranging from $14.11 to $17.60 per share were excluded from the computation of diluted EPS, as the exercise price of these options was greater than the average market price of the Common Shares. For the three and nine months ended September 30, 2002, outstanding options to purchase 26,250 Company Common Shares at an option exercise price of $17.60 per share were excluded from the computation of diluted EPS, as the exercise price of these options was greater than the average market price of the Common Shares.

As of September 30, 2003 and 2002, the Company's majority-owned Japanese subsidiary has stock options and warrants outstanding with certain minority shareholders and employees that are convertible into shares of this subsidiary's company stock. The dilutive impact of these stock options and warrants is immaterial to earnings per share for the three and nine months ended September 30, 2003 and 2002.

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

Summarized operations of each of the Company's geographic areas as of September 30, 2003 and 2002 and for the three and nine months then ended are presented below.

                                                    (Dollars in Thousands)
                                                                           Asia-
September 30, 2003                  U.S.        Canada         Europe     Pacific     Japan      Brazil         Consolidated
------------------                  ---         ------         ------     -------     ------     ------         ------------

Identifiable assets              $ 118,778     $ 27,069       $242,695    $14,479    $32,810     $ 3,647            $439,478
                                 ---------      ---------     ---------   --------   -------     -------            --------

September 30, 2002
------------------

Identifiable assets                118,989       22,830        210,395     13,293     38,652       2,030             406,189
                                 ---------      ---------     ---------   --------   -------     -------            --------








                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE H - SEGMENTS (Continued)

                                                          (Dollars in Thousands)
For the three
months ended                                                               Asia-
September 30, 2003                  U.S.        Canada        Europe      Pacific      Japan      Brazil       Consolidated
------------------                  ---         ------         ------     -------     ------     ------         ------------

Revenue                           $47,707      $ 5,803       $35,028     $ 4,487      $8,518      $ 867            $102,410
                                 ---------     ---------     ---------   --------   -------     -------            --------

Operating
Income (loss) (1), (2)             12,019        2,042           728         582       (757)       (85)              14,529
                                 ---------      ---------     ---------   --------   -------     -------            --------

Depreciation                        2,052          271           819         113         301         34               3,590
                                 ---------      ---------     ---------   --------   -------     -------            --------

Amortization (2)                      155           16         1,145         --          109         31               1,456
                                 ---------      ---------     ---------   --------   -------     -------            --------

Capital expenditures (3)            3,250           45         1,685          57          63          8               5,108
                                 ---------      ---------     ---------   --------   -------     -------            --------

For the three
months ended
September 30, 2002
------------------

Revenue                            52,070        8,022        32,996       5,408     18,453         711             117,660
                                 ---------      ---------     ---------   --------   -------     -------            --------

Operating
income (1), (2)                     7,750        2,365           404       1,348      6,532         149              18,548
                                 ---------      ---------     ---------   --------   -------     -------            --------

Depreciation                        1,810          126           711         267        177          11               3,102
                                 ---------      ---------     ---------   --------   -------     -------            --------

Amortization (2)                      348           16           764         --          63          10               1,201
                                 ---------      ---------     ---------   --------   -------     -------            --------

Capital expenditures (3)            2,310          889         1,192          35        336          37               4,799
                                 ---------      ---------     ---------   --------   -------     -------            --------

(1)         The operating income reported for the U.S. segment includes
            Affiliate royalties and general sales and administration expenses and corporate depreciation and amortization expenses ("G&A
            Expenses") reported on the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2003 and 2002,
            Affiliate royalties total $1,088,000 and $1,569,000, respectively, and the G&A Expenses aggregate $6,360,000 and $8,791,000, respectively. Affiliate royalties relate exclusively to U.S.
            franchises. G&A Expenses are not specific to one geographic location, but relate to the consolidated operations of the Company.
(2)         Total amortization on a consolidated basis is included in the U.S.
            segment only for the operating income (loss) reported above.
(3) The capital expenditures reported exclude fixed assets acquired from acquisitions.







                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE H - SEGMENTS (Continued)
                                                           (Dollars in Thousands)
For the nine
months ended                                                               Asia-
September 30, 2003                  U.S.        Canada        Europe      Pacific      Japan      Brazil      Consolidated
------------------                  ---         ------         ------     -------     ------     ------         ------------

Revenue                          $151,281      $18,830      $124,605     $13,793     $33,446     $2,275            $344,230
                                 ---------      ---------     ---------   --------   -------     -------            --------

Operating
income (loss) (1), (2)             26,013        6,260        18,126       2,651       3,233      (170)              56,113
                                 ---------      ---------     ---------   --------   -------     -------            --------

Depreciation                        6,060          816         2,523         327         910         78              10,714
                                 ---------      ---------     ---------   --------   -------     -------            --------

Amortization (2)                      542           47         3,414         --          325         51               4,379
                                 ---------      ---------     ---------   --------   -------     -------            --------

Capital expenditures (3)            5,956          184         4,597         371         148        131              11,387
                                 ---------      ---------     ---------   --------   -------     -------            --------

For the nine
months ended
September 30, 2002
------------------

Revenue                           178,278       20,677        86,667      15,251      39,933      2,574             343,380
                                 ---------      ---------     ---------   --------   -------     -------            --------

Operating
income (1), (2)                    29,716        7,051         5,668       3,792      11,704        711              58,642
                                 ---------      ---------     ---------   --------   -------     -------            --------

Depreciation                       5,450           283         1,704         593         473         27               8,530
                                 ---------      ---------     ---------   --------   -------     -------            --------

Amortization (2)                      728           21         2,219         --          198         31               3,197
                                 ---------      ---------     ---------   --------   -------     -------            --------

Capital expenditures (3)            7,322        1,100         3,038         279         706        278              12,723
                                 ---------      ---------     ---------   --------   -------     -------            --------



(1) The operating income reported for the U.S. segment includes Affiliate royalties and general sales and administration expenses and corporate depreciation and amortization expenses ("G&A Expenses") reported on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2003 and 2002, Affiliate royalties total $4,239,000 and $5,287,000, respectively, and the G&A Expenses aggregate $25,580,000 and $30,864,000, respectively. Affiliate royalties relate exclusively to U.S. franchises. G&A Expenses are not specific to one geographic location, but relate to the consolidated operations of the Company.
(2) Total amortization on a consolidated basis is included in the U.S. segment only for the operating income (loss) reported above.
(3) The capital expenditures reported exclude fixed assets acquired from acquisitions.

Revenues and expenses of the Company's lines of business for Company offices, excluding Affiliate royalties, reimbursed expenses, total general sales and administration expenses and depreciation and amortization expenses ("G & A Expenses"), are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Company office revenue and operating income for each of the Company's lines of business in the aggregate for the three and nine months ended September 30, 2003 and 2002 are as follows:


                       RIGHT MANAGEMENT CONSULTANTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE H - SEGMENTS (Continued)

                                                               (Dollars in Thousands)
                                         For the three months                               For the nine months
                                          ended September 30,                               ended September  30,
                              -----------------------------------------         ------------------------------------------
                              Career                                             Career
                             Transition     Consulting     Consolidated         Transition     Consulting     Consolidated
      2003                   ----------     ----------     ------------         ----------     ----------     ------------
      ----
     Company office
         revenue                $83,447        $16,530          $99,977           $278,291        $56,899      $335,190
                               ========       ========          =======          =========        =======      ========

     Company office
        operating income (loss)  20,056           (255)          19,801             74,522          2,932        77,454
                               ========       ========          =======          =========        =======      ========


      2002
      -----
     Company office
         revenue                 96,417         18,218          114,635            282,881         51,126       334,007
                               ========       ========          =======          =========        =======      ========

     Company office
        operating income         25,129            641           25,770             81,710          2,509        84,219
                               ========       ========          =======          =========        =======      ========



A reconciliation of Company office operating income to net income for the three and nine months ended September 30, 2003 and 2002 is as follows:


                                                                            (Dollars in Thousands)
                                                      Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                                       2003                2002                 2003               2002
                                                    ---------           ---------           ---------           ---------
 Company office revenue                             $  99,977           $ 114,635           $ 335,190           $ 334,007
       Consultants' compensation                      (40,708)            (44,382)           (131,522)           (130,144)
       Office administration                          (29,164)            (30,900)            (92,042)            (86,088)
       Office sales and consulting support             (9,057)            (12,716)            (31,168)            (31,373)
       Office depreciation                             (2,592)             (2,323)             (7,805)             (6,269)
       Reimbursed expenses                              1,345               1,456               4,801               4,086
                                                    ---------           ---------           ---------           ---------
 Company office operating income                       19,801              25,770              77,454              84,219
       Affiliate royalties                              1,088               1,569               4,239               5,287
       General sales and administration                (3,906)             (6,811)            (18,292)            (25,406)
       Depreciation and amortization                   (2,454)             (1,980)             (7,288)             (5,458)
                                                    ---------           ---------           ---------           ---------
Income from operations                                 14,529              18,548              56,113              58,642
        Interest expense, net                          (1,357)             (1,415)             (4,338)             (3,299)
                                                    ---------           ---------           ---------           ---------
Income before income taxes                             13,172              17,133              51,775              55,343
        Provision for income taxes                     (5,149)             (7,882)            (20,976)            (25,459)
        Minority interest in net (income)
          loss of subsidiaries                             79                (682)                (68)             (1,520)
                                                    ---------           ---------           ---------           ---------
Net income                                          $   8,102           $   8,569           $  30,731           $  28,364
                                                    =========           =========           =========           =========


                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth results of operations for the three and nine months ended September 30, 2003 and 2002. This discussion and analysis should be read together with the condensed consolidated financial statements and accompanying notes thereto.



                                                                                   (Dollars in Thousands)
                                                              Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                                  2003             2002             2003             2002
                                                                  ----             ----             ----             ----
   Company office revenue                                       $ 99,977         $114,635         $335,190         $334,007
   Company office expenses
     before reimbursed expenses                                 (80,176)         (88,865)        (257,736)        (249,788)
                                                                --------         --------        --------          --------
       Company office operating income                            19,801           25,770           77,454           84,219
   Affiliate royalties                                             1,088            1,569            4,239            5,287
   General sales and administration                              (3,906)          (6,811)         (18,292)         (25,406)
   Depreciation and amortization                                 (2,454)          (1,980)          (7,288)          (5,458)
   Interest expense, net                                         (1,357)          (1,415)          (4,338)          (3,299)
                                                                --------         --------        --------          --------
       Income before income taxes                                 13,172           17,133           51,775           55,343
   Provision for income taxes                                    (5,149)          (7,882)         (20,976)         (25,459)
   Minority interest in net (income) loss of subsidiaries             79            (682)             (68)          (1,520)
                                                                --------         --------        --------          --------
   Net income                                                   $  8,102         $ 8,569         $ 30,731          $ 28,364
                                                                ========         ========        ========          ========



Third Quarter 2003 Compared to Third Quarter 2002
-------------------------------------------------

For the three months ended September 30, 2003, revenue generated by Company offices decreased by 12.8%, or $14,658,000, from the corresponding quarter in 2002. During the quarter, same office revenue, excluding 2002 revenue from the search businesses that were sold in 2003, decreased by 12.1%, principally in North America and Japan. Also during the third quarter 2003 there was a favorable impact of foreign currency translation of $4,578,000.

For the three months ended September 30, 2003, the Company's career transition line of business reported Company office revenue of $83,447,000, which represents a 13.5% or $12,970,000 decrease from 2002. Same office revenue within the career transition line of business decreased 13.5%, principally in Japan and the Asia-Pacific region.

For the three months ended, September 30, 2003, the Company's consulting line of business reported revenue of $16,530,000, which represents a 9.3% or $1,688,000 decrease from 2002. Same office revenue within the consulting line of business decreased 4.4%, principally in North America.

For the three months ended September 30, 2003, Affiliate royalties, all generated in the United States, decreased 30.7% or $481,000 from 2002. The decrease in Affiliate royalties reflects a general decline in the demand for career transition services within these Affiliate territories.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

For the three months ended September 30, 2003, total Company office expenses before reimbursed expenses decreased 9.8% or $8,689,000 from 2002. This decrease is principally due to a reduction in incentive costs of $4,404,000, a decrease in adjunct costs of $3,486,000, a decrease in variable delivery costs of $2,479,000 and a decrease in payroll taxes and the Company match on the 401k Plan of $1,192,000, offset by an unfavorable impact of $4,324,000 from foreign currency translation. This decrease in costs is partly a result of the flexible business model of the Company that allows certain expenses to adjust to sales volume.

Company office operating income for the three months ended September 30, 2003 was $19,801,000 with a Company office margin of 19.8%, compared to operating income of $25,770,000 and a Company office margin of 22.5% for the same period in the prior year. The decrease in Company office margin is primarily due to a decrease in career transition margin in Japan resulting from lower sales volume in the current year due to pricing pressure and market conditions. The operating margin in the consulting line of business in the third quarter 2003 was negative 1.5% compared to a profitable 3.5% in the third quarter 2002. This decrease reflects lower margins in foreign markets.

For the three months ended September 30, 2003, general sales and administration expenses and depreciation and amortization expenses, ("G & A expenses") decreased 27.7% or $2,431,000 from the same period in the prior year, primarily due to decreased incentive costs. G & A expenses as a percentage of total revenue were 6.2% and 7.5% for the three months ended September 30, 2003 and 2002, respectively.

Net interest expense for the three months ended September 30, 2003 decreased $58,000 as compared to the same period in the prior year. The decrease reflects lower interest rates in the current year.

The minority interests in net losses of subsidiaries in Japan and Brazil for the three months ended September 30, 2003 was $79,000. The minority interests in net income of subsidiaries in Japan, Brazil & Spain for the three months ended September 30, 2002 was $682,000. The change in minority interests in net income and loss is attributable to reduced operating results in Japan and Brazil in 2003 and the Company's larger share of ownership of these subsidiaries in the current year, including 100% ownership of its Spanish subsidiary that was 51% owned during 2002.

The Company's effective tax rates for the three months ended September 30, 2003 and 2002 were 39% and 46%, respectively. The decrease in the effective tax rate reflects lower non-deductible costs in the current year as compared to 2002, as well as the impact of greater amounts of income being generated in lower foreign tax jurisdictions in the current year.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Nine Months of 2003 Compared to the Nine Months of 2002
-------------------------------------------------------

For the nine months ended September 30, 2003, revenue generated by Company offices was flat when compared to the corresponding period in 2002. The current year includes incremental revenue from the acquisition of Coutts that is included in the Company's results as of April 1, 2002 and a favorable impact of foreign currency translation of $22,730,000. Since the date of the acquisition, Coutts has been fully integrated with the Company's network. Management reviews same office revenue for the Company on a pro-forma basis including the revenue of Coutts in the period of January 1 to March 31, 2002, adjusted for revenue recognition under SAB No. 101 (see Note A in the Notes to the Condensed Consolidated Financial Statements), and adjusted for the revenue from the executive search businesses in Norway and Sweden that were sold in the current year (See Note D in the Notes to the Condensed Consolidated Financial Statements). Management determines same office revenue in the current year by excluding revenue from acquisitions consumated subsequent to the third quarter of 2002. These pro-forma same office revenue statistics are discussed in the following paragraphs and represent non-GAAP measurements.

The following table sets forth a reconciliation of the Company office revenue reported for the nine months ended September 30, 2002 to pro-forma Company office revenue that includes the revenue of Coutts for the period of January 1 to March 31, 2002 and excludes the revenue from the executive search businesses that were sold.


                                                                                   (Dollars in Thousands)
                                                                              Nine Months Ended Sept. 30, 2002
                                                                              --------------------------------
                                                                         Career                             Total
                                                                       Transition        Consulting        Business
                                                                       ----------        ----------        --------
   Company office revenue as reported                                    $282,881          $51,126         $334,007
   Add Coutts revenue for Jan. - Mar. 2002 adjusted for revenue
     recognition under SAB No. 101                                         22,061            3,651           25,712
   Less revenue from search businesses that were sold                          --          (4,258)          (4,258)
                                                                       ----------        ----------        --------
   Pro-forma Company office revenue                                      $304,942          $50,519         $355,461
                                                                       ==========        ==========        ========




For the nine months ended September 30, 2003 the Company's career transition line of business reported Company office revenue of $278,291,000, which represents a 1.6% or $4,590,000 decrease from 2002. This decrease is due to a general decline in the demand for career transition services, offset by incremental revenues from Coutts and from the favorable impact of foreign currency exchange. The pro-forma same office revenue within the career transition line of business decreased by approximately 9.4%, attributable primarily to lower sales volume in North America and Japan.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

For the nine months ended, September 30, 2003, the Company's consulting line of business reported revenue of $56,899,000, which represents a 11.3% or $5,773,000 increase from 2002. This increase includes incremental revenues from acquisitions, including Coutts, Aston Promentor and Assessment and Development Consult Holding BV. Pro-forma same office revenue growth for the consulting line of business was flat year over year.

For the nine months ended September 30, 2003, Affiliate royalties, all generated in the United States, decreased 19.8% or $1,048,000 from 2002. The decrease in Affiliate royalties reflects the decline in the demand for career transition services in the United States.

For the nine months ended September 30, 2003, total Company office expenses before reimbursed expenses increased 3.2% or $7,948,000 from 2002. This increase is due primarily to incremental costs from the Coutts acquisition, an unfavorable foreign currency translation impact of $18,801,000, as well as increases in sales and delivery salaries and rent expense that were partly offset by a decrease in incentive costs.

Company office operating income for the nine months ended September 30, 2003 was $77,454,000 with a Company office margin of 23.1%, compared to Company office operating income of $84,219,000 and a Company office margin of 25.2% for the same period in the prior year. Company office operating income includes the favorable net impact of foreign currency exchange of approximately $3,929,000. The decrease in Company office margin is due to a decrease in career transition margin in Japan resulting from lower sales volume in the current year due to pricing pressure and market conditions. Additionally, the geographic mix of the Company's operations has changed to a greater proportion of revenue and operating results being reported from international operations that historically have had lower operating margins than those in the United States. The operating margin for the consulting line of business was flat year over year.

For the nine months ended September 30, 2003, general sales and administration expenses and depreciation and amortization expenses ("G & A expenses"), decreased 17.1% or $5,284,000 from the same period in the prior year. G & A expenses in 2003 reflect decreased incentive costs and larger gains (increase of $868,000) from the effects of exchange rate fluctuations in translating foreign currency transactions, all of which is offset by an increase in amortization expense mostly due to the amortization of intangible assets associated with the Coutts client lists, and the $1,043,000 pre-tax loss on the sale of the executive search businesses in Norway and Sweden (see Note D in the Notes to the Condensed Consolidated Financial Statements). G & A expenses as a percentage of total revenue were 7.4% and 9.0% for the nine months ended September 30, 2003 and 2002, respectively.

Net interest expense for the nine months ended September 30, 2003 increased $1,039,000 as compared to the same period in the prior year. The increase results from a full nine months of interest in 2003 on outstanding indebtedness from borrowings to fund the acquisition of Coutts

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

as compared to six months of interest in 2002, and the $28,000,000 borrowing in the current year to fund incentives (See Note E in the Notes to the Consolidated Financial Statements). This was partially offset by lower interest rates in the current year.

The minority interests in net income of subsidiaries in Japan and Brazil for the nine months ended September 30, 2003 was $68,000. The minority interests in net income of subsidiaries in Japan, Brazil and Spain for the nine months ended September 30, 2002 was $1,520,000. The decrease is attributable to reduced operating results in Japan and Brazil in 2003 and the Company's larger share of ownership of these subsidiaries in the current year, including 100% ownership of its Spanish subsidiary that was 51% owned during 2002.

The Company's effective tax rates for the nine months ended September 30, 2003 and 2002 were 41% and 46%. The decrease in the effective tax rate is due to lower non-deductible costs in the current year as compared to 2002, as well as the impact of greater amounts of income being generated in lower foreign tax jurisdictions in the current year.

Capital Resources and Liquidity
-------------------------------

As of September 30, 2003 and December 31, 2002, the Company had cash and cash equivalents of $16,984,000 and $33,886,000, respectively. The decrease in cash is primarily a result of paying bonuses to employees in the first quarter 2003 that related to 2002 performance. The decrease also relates to principal and interest payments, tax payments out of operating cash and the funding of acquisitions, offset by $30,000,000 of borrowings under the Credit Agreement (See Note E in the Notes to the Condensed Consolidated Financial Statements). As of September 30, 2003 and December 31, 2002, the Company had a working capital deficit of $28,836,000 and $62,526,000, respectively. The decrease in the working capital deficit is attributable to a decrease in accrued incentives, accounts payable and deferred revenue, partly offset by lower accounts receivable. Deferred revenue is eventually recognized into income over time, with no cash utilization.

Net cash utilized in operating activities amounted to $4,209,000 for the nine months ended September 30, 2003 and net cash provided by operating activities amounted to $36,257,000 for the nine months ended September 30, 2002. The decrease in cash from operating activities is primarily a result of decreases in accounts payable, accrued incentives and deferred revenue, partly offset by lower accounts receivable due to lower revenue levels in the current year.

Net cash utilized in investing activities amounted to $22,651,000 and $131,819,000 for the nine months ended September 30, 2003 and 2002, respectively. The investing activities for the nine months ended September 30, 2002 reflect the acquisition of Coutts. Acquisitions made by the Company in the current period, including the additional interests in its Spanish and Brazilian subsidiaries and the acquisition of certain assets of Aston Promentor in Denmark, involved less cash utilization by the Company (See Note C in the Notes to the Condensed Consolidated Financial Statements). The Company also incurred fewer capital expenditures in the current year.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

Net cash provided by financing activities amounted to $8,235,000 and $80,360,000 for the nine months ended September 30, 2003 and 2002, respectively. The financing activity for the nine months ended 2002 reflects the $130,000,000 borrowing under the Credit Agreement to finance the Coutts acquisition and to repay outstanding indebtedness of $41,038,000 under the Company's prior credit agreement that has been terminated. In connection with the Coutts acquisition, the Company also issued loan notes to four individual sellers of Coutts for an aggregate of $5,432,000 at the time of the acquisition. During the nine months ended September 30, 2003, the Company borrowed $30,000,000 under its Credit Agreement in order to fund incentive payments made in the first quarter of 2003 that related to 2002, and to fund the acquisition of the additional interest in its Brazilian subsidiary. Also during the nine months ended September 30, 2003, the Company made mandatory and voluntary principal payments totaling $21,500,000 against its Term Loan and Revolving Loan under the Credit Agreement (See Note E in the Notes to the Condensed Consolidated Financial Statements).

As of September 30, 2003, the Company had approximately $3,900,000 available under the Revolving Loan of the Credit Agreement. Management expects the borrowing capacity to increase due to anticipated voluntary principal prepayments and anticipated seasonal increase in cash flow in the fourth quarter 2003. Future borrowings under the Revolving Loan will be used to finance working capital and other general corporate purposes, including permitted acquisitions.

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

As of September 30, 2003, the Company's obligations and commitments include bank debt commitments, loan notes to the sellers of Coutts, office leases and equipment leases. For the periods subsequent to September 30, 2003, the aggregate maturities on these obligations are as follows:


                                                       (Dollars in Thousands)
                                          Less than                                              After
                        Total               1 Year          1-3 Years        4-5 Years         5 Years
                        -----            -----------       ----------        ---------         --------
Bank debts &
     loan notes         $125,454           $20,837            $36,617          $68,000          $   --

Capital leases              $961              $480               $361             $120          $   --


Office &
    equipment leases    $156,413           $34,435            $49,043          $31,186          $41,749



                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

As of September 30, 2003, the Company estimates that the aggregate amount of future contingent earnout payments related to completed acquisitions and payable over the next three years, will range between $5,000,000 and $7,000,000.

The Company has previously disclosed in its Form 8-K filings that it had received a proposal from an investor group comprised of Richard J. Pinola, Chairman and Chief Executive Officer and certain senior executives of the Company together with an affiliate of Hellman & Friedman LLC, a private equity investment firm (the "investor group"), to purchase all of the Company's outstanding common shares, other than those being retained by members of the management group, for a cash price of $17.00 per share. The Company's Board formed a Special Committee of independent directors to review, negotiate and make recommendations to it as to the proposal and other strategic alternatives available to the Company, including an alternative acquisition proposal received from an unaffiliated party. The proposal from the investor group expired on October 31, 2003. However, the Special Committee is continuing its evaluation of strategic alternatives.

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

                                 PART I - ITEM 3
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISKS

The Company has two fixed interest rate swap agreements for purposes of hedging against interest rate fluctuations on the Term Loan under its Credit Agreement. Each swap agreement has a notional principal amount at September 30, 2003 of $31,500,000, and scheduled reductions in notional principal of $2,250,000 each quarter over the life of the swap. These agreements terminate on March 22, 2007. Under the terms of the swap agreements, the Company pays interest at a fixed rate of 2.815% on one swap and 2.57% on the other swap, and its lenders pay the Company interest at 90-day LIBOR, that was 1.14% as of September 30, 2003.

As of September 30, 2003, the Company had letters of credit totaling $2,953,000 that guarantee the fixed rate loan notes to the sellers of Coutts, and an aggregate notional principal of $122,000,000 outstanding under its Credit Agreement, that bears interest at variable rates. Based upon the variable rate debt under the Credit Agreement and the fixed interest rate swap agreements, a 100 basis point (1.0%) increase in interest rates on variable rate debt would increase interest expense for the three and nine months ended September 30, 2003 by $159,000 and $419,000, respectively.

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Generally, if the U.S. dollar weakens against the foreign currencies that will result in a favorable impact to earnings and if the U.S. dollar strengthens against the foreign currencies, that will result in an unfavorable impact on earnings. From time to time, the Company enters into forward foreign exchange contracts to minimize the risk associated with currency movement relating to certain intercompany transactions. Through January 31, 2004, the Company has two separate forward Japanese yen (JPY) exchange contracts for an aggregate of JPY 260,000,000 at an average exchange rate of 119 per $1.00 U.S. dollar. The gains and losses from these forward contracts were not material at September 30, 2003.

                                 PART I - ITEM 4
                             CONTROLS AND PROCEDURES

Based upon an evaluation by the Company's management, including the participation of the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for gathering, analyzing and disclosing the information that is required to be disclosed in the Company's reports filed under such Act. There have been no significant changes in the Company's internal controls over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the three months ended September 30, 2003.

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

            31.1 - Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

            31.2 - Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

            32.1 - Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

            32.2 - Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

      b.    Reports on Form 8-K:

                  - On July 29, 2003 the Company filed a Current Report on Form 8-K to provide, under Items 7 and 12, the Company's earnings release reporting its financial results for the quarter ended June 30, 2003. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

                  - On September 24, 2003 the Company filed a Current Report on Form 8-K to provide, under Items 5 and 7, the Company's press release announcing the receipt of a proposal from an investor group comprised of Richard J. Pinola, Chairman and Chief Executive Officer and certain senior executives of the Company together with an affiliate of Hellman & Friedman LLC, a private equity investment firm, to purchase all of the Company's outstanding common shares, other than those being retained by members of the management group, for a cash price of $17.00 per share. The press release also announced that the Company's Board of Directors has formed a Special Committee of independent directors to review, negotiate and make recommendations to it as to this proposal and other strategic alternatives, including an alternative acquisition proposal received from an unaffiliated party. (Subsequent to the period covered by this report, on November 3, 2003, the Company announced the expiration of this outstanding proposal from this investor group and that the Special Committee of the Board of Directors is continuing its evaluation of strategic alternatives.)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHT MANAGEMENT CONSULTANTS, INC.


                  BY: /S/ RICHARD J. PINOLA                   November 13, 2003
                  ------------------------------------        -----------------
                  Richard J. Pinola                                   Date
                  Chairman and Chief Executive Officer


                  BY: /S/ CHARLES J. MALLON                   November 13, 2003
                  ------------------------------------        -----------------
                  Charles J. Mallon                                   Date
                  Chief Financial Officer and
                  Principal Accounting Officer